Form 10-K
period 1997-12-31
CHIEFTAIN INTERNATIONAL INC
filed 1998-03-31
CIK 846871

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1997

Commission File number 1-10216:

                          CHIEFTAIN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

      ALBERTA, CANADA                                       NONE
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1201 TORONTO DOMINION TOWER, EDMONTON CENTRE,
         EDMONTON, ALBERTA, CANADA                                   T5J 2Z1
(Address of Registrant's principal executive offices)              (Postal code)

Registrant's telephone number, including area code:               (403) 425-1950

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Shares, no par value, of
     Chieftain International, Inc.                       American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:                 NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The aggregate market value of the voting stock of Chieftain International, Inc. held by non-affiliates of said registrant on March 13, 1998 was U.S.$306,126,520.

The number of shares outstanding of the common stock of Chieftain International, Inc. on March 13,1998 was 13,576,675.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Chieftain International, Inc. Information Circular dated March 20, 1998 for its annual meeting of shareholders to be held on May 14, 1998, are incorporated by reference into Part III hereof, to the extent indicated herein. The Exhibits Index can be found on page 41 of this document.

                          CHIEFTAIN INTERNATIONAL, INC.
                          1997 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                                                                                      Page
                                                PART I
   Item 1.  Business .................................................................................  3
              Segment Information ....................................................................  3
              Principal Properties ...................................................................  3
              Acreage ................................................................................  8
              Gas and Oil Capital Expenditures .......................................................  9
              Drilling Activity ......................................................................  9
              Wells .................................................................................. 10
              Reserves ............................................................................... 10
              Production Volumes, Prices and Costs ................................................... 10
              Marketing .............................................................................. 11
              Competition ............................................................................ 11
              Environmental Regulation ............................................................... 11
              Regulation and Political Risk .......................................................... 11
              Concentration of Gas Production ........................................................ 12
              Development of Additional Reserves ..................................................... 12
              Exploration and Production Risks ....................................................... 12
              Price Uncertainty ...................................................................... 12
              Employees .............................................................................. 12
              Glossary ............................................................................... 13
   Item 2.  Properties ............................................................................... 15
   Item 3.  Legal Proceedings ........................................................................ 15
   Item 4.  Submission of Matters to a Vote of Security Holders ...................................... 15
              Executive Officers of the Registrant ................................................... 15

                                                PART II

   Item 5.  Market for the Registrant's Securities and Related Stockholder Matters ................... 16
   Item 6.  Selected Consolidated Financial Data ..................................................... 16
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .... 18
   Item 8.  Financial Statements and Supplementary Data .............................................. 20
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..... 40

                                                PART III

   Item 10. Directors and Executive Officers ......................................................... 40
   Item 11. Executive Compensation ................................................................... 40
   Item 12. Security Ownership of Certain Beneficial Owners and Management ........................... 40
   Item 13. Certain Relationships and Related Transactions ........................................... 40

                                                PART IV

   Item 14. Exhibits and Reports on Form 8-K ......................................................... 40

Signatures ........................................................................................... 42

                                     PART I

ITEM 1.   BUSINESS

Chieftain International, Inc. was incorporated under the Business Corporations Act (Alberta) on November 23, 1988 and amalgamated on February 22, 1989 with a wholly-owned subsidiary. *

The Company commenced operations on April 20, 1989 with the successful initial public offering of 9,487,500 Common Shares which generated net proceeds of $121.7 million. Upon the closing of the offering, the Company purchased assets consisting primarily of natural gas and oil properties in the United States.

Chieftain is engaged directly and indirectly through subsidiary companies in gas and oil exploration and production, primarily in the United States and also in the U.K. sector of the North Sea. In addition, Chieftain is participating in an exploration venture in the Sirte Basin of Libya.

The Company employs an experienced geological and geophysical staff which generates exploration prospects utilizing advanced technology to process and interpret 3-D seismic and other data.

In the United States, Chieftain's principal producing properties are located in the federal waters of the Gulf of Mexico and in southeast Utah. Chieftain's exploration acreage is located primarily in the federal waters of the Gulf of Mexico. Minor interests are held onshore in Texas and in other areas of the United States.

In the Gulf of Mexico, Chieftain holds interests in 149 offshore blocks of which 93 are exploratory and 56 are productive.

SEGMENT INFORMATION

Reference is made to page 39 hereof for financial information with respect to the geographic segments of Chieftain for the years ended December 31, 1997, 1996 and 1995.

PRINCIPAL PROPERTIES

Chieftain's principal gas producing properties are located in U.S. federal waters in the Gulf of Mexico and in the U.K. sector of the North Sea. Its principal oil producing properties are located in the Paradox Basin of southeast Utah, also referred to as the Four Corners area.

UNITED STATES GULF OF MEXICO AREA -- OFFSHORE

Chieftain concentrates its exploration and development activities in, and devotes substantial managerial and financial resources to, the offshore Gulf of Mexico area which accounted for most of Chieftain's gas production in 1997. Activity in this area during 1997 was devoted to both exploration for and development of reserves. Sixteen exploratory wells were drilled, of which eight were successful, and ten development wells were drilled, of which nine were successful.


-----------------------------
* Unless the context otherwise requires, reference to "Chieftain" or the "Company" or the"Corporation" are to Chieftain International, Inc. and its subsidiaries. For definitions of certain terms used throughout this report, see "Glossary".

The Company's accounts are maintained, and all dollar amounts herein are stated, in United States dollars unless otherwise indicated.

Substantial additions were made to Chieftain's acreage position in the Gulf of Mexico during 1997. Interests in 13 federal blocks were acquired at competitive lease sales and interests in six blocks were acquired through joint venture operations. Holdings in the offshore Gulf of Mexico amounted to 701,764 gross (260,232 net) acres at year-end compared to 606,581 gross (211,388 net) acres at December 31, 1996. Ongoing acquisition of three-dimensional seismic data continues to support the Company's exploration efforts.

Described below are the principal areas of Chieftain's activity in the Gulf of Mexico. Production volumes shown are net to Chieftain, before royalties.

    WESTERN GULF (OFFSHORE TEXAS)

MATAGORDA ISLAND:


               Blocks     Gross Acres     Net Acres     Average Interest     Average Production
               ------     -----------     ---------     ----------------     ------------------
                 9          47,610         16,635            34.9%               21.3 mmcfd

This area has been a major source of the Company's production since 1989. Three development wells were drilled during 1997, including two horizontal wells drilled to delineate the 1996 discovery on Block 633 (Chieftain 25%). The third well, also successful, was drilled on a separate fault block on 634 (Chieftain 24.1%). These wells contributed to a one-third increase in the Company's production from the area. The reservoir underlying 634 is believed to extend to the northeast where a drilling location has been selected. Three-dimensional seismic data has been used to identify a deep prospect beneath the producing reservoir on 634, and an exploratory well commenced drilling in early 1998. Block 625 (Chieftain 25%), immediately north of Block 633, has been acquired to protect the northern extension of the reservoir.

MUSTANG ISLAND:

               Blocks     Gross Acres     Net Acres     Average Interest     Average Production
               ------     -----------     ---------     ----------------     ------------------
                 8          39,176         14,875             38%                 4.6 mmcfd

Detailed seismic work and a 21,000-foot well are planned for 1998 on Block A-51 (Chieftain 25%) which was acquired at the August 1997 lease sale.

HIGH ISLAND:


               Blocks     Gross Acres     Net Acres     Average Interest      Average Production
               ------     -----------     ---------     ----------------     --------------------
                 34         141,252        58,882             41.7%          9.5 mmcfd and 119 bd

On Block 207 (Chieftain 50%), a platform will be installed for production to commence in late 1998 from a 1996 gas discovery. The platform will also be used to drill an exploratory prospect in the northeast corner of the block.

In the High Island South Addition area, eight blocks have been acquired in the past two years. Active exploration of these holdings will begin with an exploratory well on Block A-510 (Chieftain 50%) where drilling by a previous leaseholder established pay in three wells which did not produce due to lack of pipeline transportation. Access to pipelines is now readily available and additional wells are planned for 1998.

    CENTRAL GULF (OFFSHORE LOUISIANA)

EAST CAMERON:

          Blocks     Gross Acres     Net Acres     Average Interest     Average Production
          ------     -----------     ---------     ----------------     ------------------

            14          61,479        19,827             32.3%           1 mmcfd and 99 bd

Major development work during 1997 resulted in the commencement of production, in the fourth quarter of 1997, from Blocks 349, 350 and 356 (Chieftain 25%). Production from four wells reached over 8 mmcfd and 700 bd, net to Chieftain, prior to year-end. In late December this field was temporarily shut in for repairs to a third-party pipeline. A fifth productive well was completed in early 1998. Exploratory drilling is planned for Block 329 (Chieftain 33.3%).

VERMILION:


          Blocks     Gross Acres     Net Acres     Average Interest     Average Production
          ------     -----------     ---------     ----------------     ------------------
             6          20,806        13,447            64.6%               0.4 mmcfd

Production commenced in mid-year from a discovery well on Block 23 at approximately one mmcfd, net to Chieftain's 25% interest. A successful follow-up development well was drilled later in the year and will commence production in early 1998. Exploratory wells are planned for Blocks 267, 368 and 16 (Chieftain 60%, 15% and 40%, respectively).

SOUTH MARSH ISLAND:


          Blocks     Gross Acres     Net Acres     Average Interest     Average Production
          ------     -----------     ---------     ----------------     ------------------
            3          15,000          7,000             46.7%                 --

A discovery well drilled on Block 39 (Chieftain 50%) at mid-year was followed up by a second successful well late in 1997. New three-dimensional seismic data and new interpretation techniques were utilized to identify prospects previously shielded by a salt dome. The first well encountered 100 feet of sand containing gas condensate. In the second well, the sand thickened to 245 feet of oil pay. Short term production tests from the thicker pay section in the second well flowed 850 bd of light gravity crude oil and associated gas. Potentially productive deeper zones have not been tested. A third follow-up well was drilling early in 1998. Additional exploratory follow-up wells are planned and production is expected to commence in the last quarter of 1998. When fully delineated, this field will likely prove to be Chieftain's largest 1997 discovery.

EUGENE ISLAND:

          Blocks     Gross Acres     Net Acres     Average Interest     Average Production
          ------     -----------     ---------     ----------------     ------------------
            5          21,250          6,438             30.3%                 --


On Block 83, Chieftain (40%) participated in a natural gas discovery. Installation of a production platform was completed within four months and production commenced early in 1998 at 4 mmcfd and 40 bd net to Chieftain.

On Block 189 (Chieftain 75%), two successful oil and gas discoveries were drilled on separate fault blocks. A follow-up well will be drilled on one of these fault blocks and a third fault block remains to be drilled. Production is expected to commence in late 1998.

    EASTERN GULF

MISSISSIPPI CANYON:


          Blocks     Gross Acres     Net Acres     Average Interest     Average Production
          ------     -----------     ---------     ----------------     ------------------
            5          28,800          6,480             22.5%                0.1 mmcfd

Early in 1998, drilling commenced on a deep water oil prospect on Block 29 (Chieftain 33.3%). The 7,500-foot well, on the flank of a salt dome, is being drilled in 2,500 feet of water. Two other prospects have been identified on the block and may be drilled after the first well. This acreage is in the deep water Flex Trend adjacent to the Pompano oil field.

MAIN PASS:

          Blocks     Gross Acres     Net Acres     Average Interest     Average Production
          ------     -----------     ---------     ----------------    ---------------------
            12         47,608          7,394             15.5%         10.5 mmcfd and 177 bd

The two fields at Main Pass 223 (Chieftain 10%) and 225 (Chieftain 7%) were among the largest industry discoveries on the Continental Shelf in 1995. Subsequent drilling success added reserves and deliverability that surpassed the capacity of the original pipeline to the area. Additional pipeline capacity is being installed, necessitating the temporary shut-in of production. Production from Block 217 (Chieftain 20%) is expected to commence in the second quarter of 1998. A new field was discovered in 1997 in the southern portion of Main Pass 250, in which Chieftain increased its interest from 7.5% to 20%. This field will begin to produce by mid-1998. Three development wells are planned for Blocks 223 (Chieftain 10%) and 250 (Chieftain 20%).

MOBILE BAY:

          Blocks     Gross Acres     Net Acres     Average Interest     Average Production
          ------     -----------     ---------     ----------------     ------------------
            3          17,138          6,409             37.4%               8.2 mmcfd

A deep well to test a Norphlet sandstone gas prospect on Block 914 (Chieftain 18.75%) began drilling late in 1997. This well is being drilled at reduced cost to Chieftain under a farm-out agreement with a major company. Total depth of 24,000 feet is expected to be reached during the second quarter of 1998.

    PARADOX BASIN, UTAH

ANETH UNIT:

             Gross Acres     Net Acres     Average Interest     Average Production
             -----------     ---------     ----------------    ---------------------
                18,070         3,066            13.4%          0.23 mmcfd and 672 bd

RATHERFORD UNIT:

             Gross Acres     Net Acres     Average Interest      Average Production
             -----------     ---------     ----------------    ----------------------
                12,910         2,560          21.4%            0.4 mmcfd and 1,230 bd

In the Four Corners area of southeastern Utah, Chieftain has interests in two unitized oil fields, Aneth and Ratherford, where horizontal drilling has improved the effectiveness of the waterflood enhanced recovery program, resulting in cost-effective increases in recoverable reserves and production. During 1997, oil production increased 7% in the Aneth Unit and 20% in the Ratherford Unit. A total of 34 multi-lateral horizontal development wells were drilled. In addition, a tertiary enhanced recovery pilot project is about to commence at the Aneth Unit to further increase recoverability and production. A similar project is being considered for the Ratherford Unit. The horizontal drilling program will continue with some 30 wells planned for the Units in 1998.

    NORTH SEA - UNITED KINGDOM SECTOR

             Gross Acres     Net Acres     Average Interest          Average Production
             -----------     ---------     ----------------          ------------------
                73,993        12,731            17.2%                11 mmcfd and 41 bd

Production during the fourth quarter from the Galahad (Chieftain 17.8%) and Mordred (Chieftain 5.3%) fields averaged 15.5 mmcfd, net to Chieftain. Production was shut in for several weeks at mid-year for maintenance work and in the month of August, sales were suspended in response to low prices. Currently, all of the gas, which is royalty free, flows to the United Kingdom. The U.K. is Europe's largest gas market and recent deregulation has resulted in weak prices, a situation which is expected to be temporary. The Interconnector pipeline from England to Belgium is scheduled to be operational for the 1998-99 winter heating season and will provide access for some North Sea production to higher priced markets on the continent. The pipeline will have the capacity to supply 6% of European demand.

    SIRTE BASIN

             Gross Acres     Net Acres     Average Interest          Average Production
             -----------     ---------     ----------------          ------------------
              3,888,550       486,068           12.5%                        --

A long term production test of three wells on NC-171 Block 5 in Libya began in December 1997. Production was approximately 500 bd net to Chieftain's interest in January 1998. The light, 31 degree gravity oil will be sold to European refineries. If the production test determines commerciality, additional development drilling and production facility upgrades will follow. Reserves have not been booked as continuity of the reservoir will not be established until six to twelve months of production testing has been completed. At that time, after the recovery of certain costs, Chieftain's interest in the production will be reduced. Under the terms of the concession agreement, Chieftain will participate in two further exploratory wells.

ACREAGE

The following table summarizes the developed and undeveloped acreage held by Chieftain as at December 31, 1997. Where applicable, interests which are not working interests (none of which is material) have been converted to working interest equivalents.


                                    Developed Acres       Undeveloped Acres
Area                                Gross       Net       Gross        Net
-----------------------------       ------    ------    ---------    -------
United States
  Offshore Gulf of Mexico
   Louisiana                        21,909     6,744      313,577    101,557
   Texas                            14,082     3,883      343,424    145,478
   Texas State                         300        22        8,472      2,548
                                    ------    ------    ---------    -------
  Total Offshore Gulf of Mexico     36,291    10,649      665,473    249,583
                                    ------    ------    ---------    -------
  Onshore
   Louisiana                           573        72           --         --
   Montana                              --        --        3,240      3,240
   North Dakota                        997       227        3,185        188
   Pennsylvania                        324        36           --         --
   Texas                                --        --       13,357      3,339
   Utah                             29,860     4,895        1,120        731
                                    ------    ------    ---------    -------
  Total Onshore                     31,754     5,230       20,902      7,498
                                    ------    ------    ---------    -------

Total United States                 68,045    15,879      686,375    257,081
                                    ======    ======    =========    =======
United Kingdom
   North Sea                         7,584     1,348       66,409     11,383
                                    ======    ======    =========    =======

Libya
   Sirte Basin                          --        --    3,888,550    486,068
                                    ======    ======    =========    =======

Total, all areas                    75,629    17,227    4,641,334    754,532
                                    ======    ======    =========    =======

Chieftain's developed and undeveloped acreage in all areas covered 4,716,963 gross (771,759 net) acres at December 31, 1997.

The undeveloped acreage has not been independently evaluated. The cost to Chieftain thereof is approximately $41 million.

GAS AND OIL CAPITAL EXPENDITURES

The following table summarizes Chieftain's net capital expenditures for the years ended December 31, 1997 and 1996.


Year ended December 31,                1997        1996
-----------------------              -------    --------
(in thousands)
Property acquisition costs:
 United States                        $ 9,164    $ 13,954
 United Kingdom                           137         722
 Other foreign                             --          68
                                      -------    --------
                                        9,301      14,744
                                      -------    --------
Purchase of producing properties:
 United States                             --       2,077
                                      -------    --------

Sale of producing properties:
 United States                             --      (1,040)
                                      -------    --------

Exploration costs:
 United States                         35,540      17,453
 United Kingdom                           115          --
 Other foreign                          1,207         434
                                      -------    --------
                                       36,862      17,887
                                      -------    --------
Development costs:
 United States                         23,260      22,131
 United Kingdom                            30       1,874
                                      -------    --------
                                       23,290      24,005
                                      -------    --------
                                      $69,453    $ 57,673
                                      =======    ========

DRILLING ACTIVITY

The following table summarizes the results of Chieftain's drilling activities during the years ended December 31, 1997 and 1996.

EXPLORATORY WELLS - Year ended December 31,             1997                  1996
                                                  Gross       Net       Gross       Net
                                                  -----       ----      -----       ----
Gas                                                   7       2.82          6       1.47
Oil                                                  --         --         --         --
Oil/Gas                                               1       0.50          1       0.25
Evaluating                                           --         --         --         --
Drilling at end of year                               3       0.94         --         --
Abandoned                                             9       2.99          8       2.26
                                                  -----       ----      -----       ----
                                                     20       7.25         15       3.98
                                                  =====       ====      =====       ====

DEVELOPMENT WELLS - Year ended December 31,              1997                 1996
                                                  Gross       Net       Gross       Net
                                                  -----       ----      -----       ----
Gas                                                   9       1.77          8       2.00
Oil                                                  34       6.15         20       3.00
Oil/Gas                                              --         --         --         --
Evaluating                                           --         --         --         --
Drilling at end of year                               4       0.81          5       0.80
Abandoned                                             1       0.50          2       0.67
                                                  -----       ----      -----       ----
                                                     48       9.23         35       6.47
                                                  =====       ====      =====       ====

WELLS

Chieftain's productive gas and oil wells as at December 31, 1997 are listed in the following table. Any interests which are not working interests (none of which is material) have been converted to working interest equivalents.

                                            Gas Wells             Oil Wells
                                        Gross       Net       Gross       Net
                                        -----      -----      -----      -----
North Dakota                               --         --          2       0.47
Pennsylvania                                5       0.93         --         --
Utah                                       --         --        270      44.74
Louisiana                                   1       0.13         --         --
U.S. Gulf of Mexico                       109      27.59         15       4.45
United Kingdom                              3       0.41         --         --
                                        -----      -----      -----      -----
                                          118      29.06        287      49.66
                                        =====      =====      =====      =====

In addition, Chieftain has interests in three (0.37 net) oil wells and one suspended well in Libya. Three wells are currently undergoing production testing to evaluate the feasibility of development.

RESERVES

Chieftain's gas and oil reserves have been evaluated by Netherland, Sewell & Associates, Inc. ("NS&A") as to the U.S. reserves and by the Company as to the U.K. reserves.

For estimates of the Company's proved and proved developed reserves see "Supplementary Financial Information".

PRODUCTION VOLUMES, PRICES AND COSTS

Chieftain's net production of gas and oil (computed after royalty deductions but before production taxes) for the years ended December 31, 1997 and 1996 is listed below. Also listed are average sales prices and average production costs during such periods.

     Year ended December 31,               1997          1996
     -----------------------              ------        ------
     Total Net Production:
       Gas (mmcf)                         23,431        21,894
       Oil and liquids (mb)                  825           734
       Gas equivalent (mmcf)              28,383        26,296

     Average Daily Net Production:
       Gas (mmcf)                           64.2          59.8
       Oil and liquids (b) *               2,261         2,005
       Gas equivalent (mmcf)                77.8          71.8

     Average Sales Price:
       Gas (per mcf)                      $ 2.33        $ 2.09
       Oil and liquids (per b)            $18.94        $20.99

     Average Production Cost:
       Gas (per mcf)                      $ 0.27        $ 0.25
       Oil and liquids (per b)            $ 5.81        $ 6.57

* Oil comprised approximately 83% of the oil and liquids over the periods shown.

MARKETING

Most of Chieftain's gas reserves are located in the Gulf of Mexico area of the United States, where ready deliverability of gas through numerous large capacity pipelines and auxiliary feeder pipelines provides flexibility in marketing Chieftain's gas reserves in the U.S. spot market. Gas prices in the U.S. and in the U.K. North Sea are largely determined by competitive market forces.

Most of the gas produced by Chieftain has been marketed since 1989 by Highland Energy Company, an aggregator for several U.S. gas producers, at prices based on spot market prices. Highland Energy Company has also represented Chieftain in relation to the marketing of Chieftain's U.K. gas production.

Chieftain's oil production from the Aneth and Ratherford Units in the Four Corners area of Utah has been sold under successive term contracts to a regional refiner since 1989. The quantity and quality of this oil has obtained for Chieftain premiums over locally posted prices. Most of Chieftain's Gulf of Mexico oil and ngls production is marketed by Highland Energy Company.

Chieftain believes that alternative marketing arrangements would be readily available for its gas,oil and liquids although no assurance can be given that any alternative would not be less advantageous to Chieftain.

COMPETITION

There is competition in all aspects of the gas and oil industry, particularly with respect to the marketing and sale of natural gas and oil production. There is also competition for desirable exploratory, development and acquisition prospects and for investment capital. Chieftain's competitors include the major integrated oil companies as well as numerous independent gas and oil companies, integrated gas production and transmission companies and other producers and marketers of energy sources and fuels.

ENVIRONMENTAL REGULATION

Various laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect Chieftain's operations and costs. At present, Chieftain believes that its properties are being operated in compliance with applicable environmental laws and regulations. Chieftain does not anticipate that it will be required in the foreseeable future to expend amounts that are unusual, in relation to customary industry experience, by reason of environmental laws and regulations, but it is unable to quantify the ultimate cost of compliance.

U.S. offshore oil and gas operations are subject to regulations of the United States Department of the Interior which currently imposes absolute liability upon the lessee under a federal lease for the cost of pollution clean-up resulting from the lessee's operations, and could subject the lessee to possible liability for pollution damages. In the event of a serious incident of pollution, a lessee under a federal lease may be required to suspend or cease operations in the affected area.

In the U.K., deposits of substances or articles at sea from offshore oil and gas operations are subject to the licensing control of the Ministry of Agriculture, Fisheries and Food. The breach of a license will result in criminal liability and possible civil liability for the cost of any resulting pollution clean-up. In the event of a serious incident of pollution, the Ministry may vary or revoke a license.

REGULATION AND POLITICAL RISK

The gas and oil business is regulated by certain federal, state and local laws and regulations relating to the development, marketing and transmission of gas and oil, as well as taxation, environmental and safety matters. International gas and oil operations, such as Chieftain's operations in the United Kingdom and Libya, may also be subject to various regulatory, political and economic factors. Political developments (especially in the Middle
East) and the decisions of OPEC (the Organization of Petroleum Exporting Countries) can particularly affect world oil supply and oil prices. There is no assurance that laws and regulations enacted in the future will not adversely affect Chieftain's exploration for, or its production and marketing of, gas and oil.

CONCENTRATION OF GAS PRODUCTION

Most of Chieftain's gas reserves and production are located offshore in the U.S. Gulf of Mexico and could be adversely affected by natural disasters or market conditions affecting this area.

DEVELOPMENT OF ADDITIONAL RESERVES

Chieftain's future success, as is generally the case in the industry, depends on its ability to find or acquire additional gas oil reserves that are economically recoverable. Except to the extent that Chieftain conducts successful exploration or development activities or acquires properties containing proved reserves, Chieftain's proved reserves will generally decline as reserves are produced. There can be no assurance that Chieftain will be able to discover additional commercial quantities of gas and oil or continue to acquire additional proved properties.

EXPLORATION AND PRODUCTION RISKS

Gas and oil exploration involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Chieftain's operations are subject to all of the risks normally incident to the operation and development of gas and oil properties and the drilling of gas and oil wells, including blowouts, cratering and fires and encountering unexpected formations or pressures, which could result in personal injury,loss of life and damage property of Chieftain and others. Offshore operations are subject to a variety of special operating risks, such as hurricanes or other adverse weather conditions, more extensive governmental regulation, including certain regulations that may, in certain circumstances, impose absolute liability for pollution damage, and interruption or termination by government authorities based upon environmental or other considerations. In accordance with customary industry practice, Chieftain may not be fully insured against these risks, nor may all such risks be insurable.

PRICE UNCERTAINTY

There is uncertainty as to the prices at which gas and oil produced by Chieftain may be sold, and it is possible that under some market conditions the production of gas and oil from some of Chieftain's properties may not be commercially feasible. The availability of a ready market for gas and oil as produced and the price obtained for such gas and oil depend upon numerous factors beyond the control of Chieftain, including market considerations, the proximity and capacity of gas and oil pipelines and processing equipment and governmental regulation. In recent years, markets for gas in the United States been characterized by periods of oversupply relative to demand. There have been significant fluctuations in prices for both gas and oil in recent years and there can be no assurance that prices for gas or oil would not decrease in the future.

EMPLOYEES

At December 31, 1997, Chieftain had 40 full-time equivalent employees. In addition, Chieftain engages the services of consultants as required.

GLOSSARY

The following are defined terms used herein:

BARREL (b) means 34.972 Imperial gallons or 42 U.S. gallons.

BCF means 1,000,000,000 cubic feet.

BCFE means 1,000,000,000 cubic feet of gas equivalent.

BD means barrels per day.

BLOCK refers to an offshore Gulf Of Mexico gas and oil lease.

DEVELOPED ACREAGE refers to the number of acres assignable to productive wells.

DEVELOPMENT WELLS are wells drilled within the proved area of a gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

DRY WELLS means wells found to be incapable of producing either gas or oil in sufficient quantities to justify completion as gas or oil wells.

EXPLORATORY WELLS are wells drilled to find and produce gas or oil in an unproved area, to find a new reservoir in a field previously found to be productive of gas or oil in another reservoir, or to extend a known reservoir.

GAS means natural gas. Natural gas reserves are reported at a base pressure of
14.65 psia and a base temperature of 60 degrees Fahrenheit.

GAS EQUIVALENT is determined by using the approximate energy equivalent ratio of 6 mcf of gas to 1 b of oil and liquids.

GROSS ACRES means the total number of acres in which an interest is owned by Chieftain.

GROSS WELLS means the total number of wells in which an interest is owned by Chieftain.

LIQUIDS means natural gas liquids.

MB means 1,000 barrels.

MCF means 1,000 cubic feet.

MCFD means 1,000 cubic feet per day.

MMCF means 1,000,000 cubic feet.

MMCFD means 1,000,000 cubic feet per day.

MMCFE means 1,000,000 cubic feet of gas equivalent.

NET ACRES refers to the sum of the fractional interests owned in gross acres.

NET WELLS refers to the sum of the fractional interests owned in gross wells.

NGLS means natural gas liquids.

OIL OR OIL AND LIQUIDS means crude oil and natural gas liquids.

PRODUCTIVE WELLS are producing wells and wells capable of producing.

PROVED DEVELOPED PRODUCING RESERVES are those reserves which are expected to be produced from existing completion intervals now open for production in existing wells.

PROVED DEVELOPED NON-PRODUCING RESERVES are (1) those reserves expected to be produced from existing completion intervals in existing wells, but due to pending pipeline connections or other mechanical or contractual requirements hydrocarbon sales have not yet commenced, and (2) other non-producing reserves which exist behind the casing of existing wells, or at minor depths below the present bottom of such wells, which are expected to be produced through these wells in the predictable future, where the cost of making such oil and gas available for production should be relatively small compared to the cost of a new well.

PROVED RESERVES are the estimated quantities of natural gas, crude oil and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved reserves are limited to those quantities of gas and oil which can be expected, with little doubt, to be recoverable commercially at current prices and costs under existing regulatory practices and with existing conventional equipment and operating methods.

PROVED UNDEVELOPED RESERVES are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

UNDEVELOPED ACREAGE is acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas and oil regardless of whether or not such acreage contains proved reserves.

WORKING INTEREST refers to the net interest held by Chieftain in an oil or gas lease or other disposition which interest bears its proportionate share of the costs of exploration, development and operations and any royalties or other production burdens.

ITEM 2.   PROPERTIES

Reference is made to Item 1, "Business", for information concerning the materially important physical properties of Chieftain. In addition, Chieftain leases office space.

ITEM 3.   LEGAL PROCEEDINGS

The Company and its subsidiaries are not party to, and none of its properties is the subject of, any material legal proceeding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the name and age of each Executive Officer and all positions and offices with the Company held by each such person. The officers are appointed each year at the directors' meeting immediately following the annual meeting of the shareholders. The next such meeting will be held on May 14, 1998.

NAME                          AGE         POSITION/OFFICE
----                          ---         ---------------
S.A. Milner, A.O.E.,LL.D.       69       Director, President and Chief Executive Officer
S.C. Hurley                     48       Director, Senior Vice President and Chief Operating Officer
E.L. Hahn                       60       Senior Vice President, Finance and Treasurer
E.S. Ondrack                    57       Director, Senior Vice President and Secretary
R.A. McDougall                  62       Vice President, Land
S.J. Milner                     40       Vice President, Drilling and Production
R.J. Stefure                    50       Controller

With the following exceptions all of the officers have held positions as officers of the Company since its incorporation in 1988, such position being his or her principal occupation. S.C. Hurley joined Chieftain in September, 1995 prior to which time he was the Vice President Exploration of a U.S. based integrated oil company. S.J. Milner and R.J. Stefure were appointed officers of the Company in June, 1995 and prior thereto held management positions with the Company.

There are no family relationships among the executive officers and directors except between S.A. Milner and D.E. Mitchell, O.C. who are first cousins and between S.A. Milner and S.J. Milner who are father and son.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

The principal United States market in which the Common Shares of the Company are traded is the American Stock Exchange. The Common Shares are also traded on the Toronto Stock Exchange. The high and low prices of the Chieftain International, Inc. Common Shares (the "Common Shares") during each quarter since December 31, 1995 are shown below.


                     Price History of Chieftain International, Inc. Common Shares
                         American Stock Exchange  The Toronto Stock Exchange
                              (U.S. dollars)          (Cdn. dollars)
                             High         Low        High         Low
                            ------      ------      ------      ------
1996
  First quarter             $19.25      $15.75      $26.25      $21.25
  Second quarter             20.25       16.88       27.60       22.75
  Third Quarter              22.63       18.38       31.00       25.00
  Fourth Quarter             26.25       20.88       36.00       28.20

1997
  First quarter              25.88       18.63       35.40       26.00
  Second quarter             23.13       18.00       32.00       25.00
  Third quarter              27.37       20.50       37.65       28.35
  Fourth quarter             28.13       20.13       38.50       29.00

1998
  January                    21.38       17.94       30.25       25.60
  February                   23.25       19.88       33.25       28.75
  March 1 to March 13        23.94       21.81       33.90       31.00

The Common Shares were held by 116 shareholders of record on December 31, 1997. The Company estimates that investment dealers and other nominees hold Common Shares for approximately 2,300 beneficial holders.

At the present time it is not the Company's policy to declare regular dividends on the Common Shares. This policy is under periodic review by the Board of Directors and is subject to change at any time depending on the earnings of the Company and its financial requirements. Dividends may be paid on the Common Shares provided that all dividends on the preferred shares of Chieftain International Funding Corp. have been paid.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and operating data for each of the five years ended December 31, 1997 has been derived from the consolidated financial statements of the Company included herein and should be read in conjunction with such consolidated financial statements and the related notes.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                 CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARIES

Year ended December 31,                                    1997            1996           1995             1994            1993
-----------------------                                    ----            ----           ----             ----            ----
(in thousands except shares, per share amounts and
operating data)

INCOME STATEMENT DATA:
Revenue                                                 $    72,055    $    63,099    $     31,071     $     34,876    $     43,270
Direct expenses                                              11,569         10,707           8,181            7,443           7,149
Production taxes                                              1,756          1,513           1,382            1,396           1,305
General and administrative expenses                           4,308          3,972           3,346            3,402           2,921
Depletion and amortization (1)                               36,951         30,920          18,779           21,527          23,855
Additional depletion (2)                                         --             --              --           15,434              --
Income (loss) from operations, before dividends
 on preferred shares of a subsidiary                         10,160          9,784            (775)          (9,528)          4,883
Dividends on preferred shares of a subsidiary                 4,942          4,942           4,942            4,942           4,942
Net income (loss) applicable to common shares (1)             5,218          4,842          (5,717)         (14,470)            (59)
Net income (loss) per common share (1)                         0.38           0.37           (0.54)           (1.32)          (0.01)
Weighted average number of common shares outstanding     13,620,728     13,065,414      10,633,142       10,986,116      10,991,045

OTHER DATA:
Cash flow from operations                               $    49,473    $    41,841    $     13,186     $     17,647    $     26,894
Net gas and oil capital expenditures                    $    69,453    $    57,673    $    100,502     $     28,059    $     28,779

BALANCE SHEET DATA (at end of period):
Working capital                                         $    22,676    $    42,854    $     11,216     $    103,225    $    115,065
Total assets (1)                                        $   278,550    $   263,279    $    201,552     $    208,516    $    226,738
Long-term debt                                                   --             --              --               --              --
Shareholders' equity (1)                                $   186,063    $   180,719    $    127,131     $    137,351    $    152,754

OPERATING DATA:
Average Daily Net Production:
 Gas (mmcf)                                                    64.2           59.8            29.5             28.4            40.0
 Oil and liquids (b)                                          2,261          2,005           1,643            1,631           1,576
 Gas equivalent (mmcf)                                         77.8           71.8            39.3             38.2            49.5
Average Sales Price:
 Gas (per mcf)                                          $      2.33    $      2.09    $       1.54     $       1.97    $       2.05
 Oil and liquids (per b)                                      18.94          20.99           16.94            15.86           16.68
Average Production Cost:
 Gas (per mcf)                                          $      0.27    $      0.25    $       0.35     $       0.34    $       0.23
 Oil and liquids (per b)                                       5.81           6.57            7.31             6.79            6.56

Notes:

(1) Reference is made to Note 9 of the Notes to Consolidated Financial Statements which describes the impact of United States accounting principles.

(2) This amount reflects write-downs in the carrying value of U.S. and Peruvian gas and oil properties in 1994 in accordance with full cost accounting rules under Canadian GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS
To be read in conjunction with the 1997 audited consolidated financial statements.

(Comparisons are with 1996 amounts unless otherwise stated)

The Company produces and sells natural gas and oil acquired through exploration and development or through the purchase of producing properties. Producing properties are held in the United States in the Gulf of Mexico and Utah; in the British sector of the North Sea and in Libya. Exploration continues in these areas.

In August 1995, the Company acquired 50% of the interests held by Santa Fe Minerals, Inc. and affiliates in 57 offshore Gulf of Mexico blocks, significantly increasing reserves, production and exploration acreage in this area.

The Company continues to dedicate the majority of its attention and resources to the U.S. Gulf of Mexico area and currently holds interests in 149 offshore lease blocks upon which exploration or production operations are conducted. Exploration offices in Dallas and New Orleans employ highly skilled technical staff and leading-edge technology in the identification and delineation of gas and oil prospects.

The Company's reporting currency is the U.S. dollar.

ANALYSIS OF OPERATING RESULTS

The 16% increase in production revenue resulted from an 11% increase in average price received for natural gas to $2.33 per mcf, a 10% decrease in average oil price received to $18.94 per barrel, an 8% increase in natural gas production volumes to 28 bcf and a 12% increase in oil production volume to 962,000 barrels.

A $0.10 per mcf change in the average natural gas price received in 1997 would have resulted in a change in revenue, cash flow and pre-tax income of $2.3 million. A $1.00 per barrel change in the average oil price would have resulted in a change in revenue of $0.8 million and a change in cash flow and pre-tax income of a slightly lesser amount.

U.S. production volumes of both oil and gas, particularly in late 1997, were measurably constricted by delays in new pipeline construction. Such constrictions continued through January 1998 and will affect first quarter 1998 accordingly. In Libya, production commenced in December 1997 from three wells in the Sirte Basin. Six to twelve months of production testing is needed to determine reserve quantities and the economics of additional drilling.

PRODUCTION AND PRICING

During 1997, Chieftain's production mix, on an energy equivalent basis, was 83% natural gas and 17% oil and ngls. On a geographic basis, 88% of energy equivalent production came from the United States. This ratio is expected to remain fairly constant in 1998.

Chieftain has interests in 99 wells in the Gulf of Mexico of which 84 produce gas and ngls and 15 produce oil. The largest increases in production during 1997 came from the Main Pass, Matagorda Island and East Cameron areas. In the North Sea, three wells, one of which has two laterals, produce natural gas and ngls.

Oil production in 1997 came primarily from interests in 268 wells in the Aneth and Ratherford Units located in southeast Utah. In 1998, growth in oil production is expected to occur at the East Cameron 349 Field in the Gulf and from production testing in the Sirte Basin in Libya. Oil is expected to comprise approximately 25% of production on an energy equivalent basis in 1998.

At year-end, Chieftain was producing, before royalties, 62 mmcfd in the U.S., 14 mmcfd in the North Sea, 2000 bd from the Aneth and Ratherford Units in Utah and 800 bd from the Gulf. Gas production is expected to increase by over 10 mmcfd by the end of the first quarter of 1998 as various production constraints are alleviated. A production test of three wells in the Sirte Basin began at year-end and by early January, the Company's share of production, until recovery of certain costs, was approximately 500 bd with further increases expected before production stabilizes.

Average annual gas prices were higher in 1997 than in the prior year. Exceptionally strong pricing for gas from the Gulf of Mexico prevailed during the winter months at the start of the year, and again in the August to November period. The run up in prices during late summer was unexpected, but deliverability data shows that there is very little excess gas supply in Chieftain's primary markets. Gas prices in North America weakened at year-end due to warm weather and higher than normal deliveries from storage which reduced the spot demand for natural gas. Gas production contributed 76% of Company revenue.

While the bulk of Chieftain's production is sold on a spot basis, some gas is occasionally sold forward for near months. The Company has a positive view of future prices, is reluctant to limit exposure to favorable price moves, and therefore does not generally sell forward large quantities for extended periods of time. In all cases, buyers take delivery. Chieftain does not engage in speculative forward selling of volumes that cannot be physically delivered.

Higher rates of production are anticipated during 1998 as newly developed fields are brought on stream.

Direct expenses and production taxes increased 8% and 16%, respectively, generally in line with levels of production. During 1997, cost increases in the Gulf reflected the high level of activity experienced by contractors. Direct expenses, combined with production taxes, were maintained at the 1996 level of $0.39 per mcfe. New volumes are, in many cases, being produced through existing infrastructure, thereby contributing to overall efficiency and enhancing cash flow and earnings. Chieftain's strategy is to concentrate its exploration efforts in areas with nearby infrastructure, keeping facility costs low and allowing early production.

General and administrative expense, up 8%, was also reflective of increased production volumes.

Depletion and amortization expense increased 20%, the result of a 9% increase in units of production and a 10% increase in average depletion rate to $1.08 per gas equivalent unit.

CAPITAL RESOURCES AND LIQUIDITY

The table on this page summarizes cash provided from operating, financing and investing activities for each of the past two years.

Cash generated from operating activities increased 37% primarily as a result of higher operating revenue.

Financing activities in 1997 provided $0.1 million of cash, the net result of the exercise of employee stock options for $1.0 million and the purchase of 36,300 common shares for cancellation for $0.9 million. In October 1997, the Company announced a normal course issuer bid for up to 500,000 common shares. In 1996, the Company sold 2.97 million common shares for $46.6 million net of issue costs and realized a further $1.1 million from the exercise of employee stock options.

SOURCE AND USE OF CASH (US$ IN THOUSANDS)


Year ended December 31,            1997         1996
-----------------------            ----         ----
Cash provided from (used in):
 Operating activities           $ 50,489     $ 36,967
 Financing activities                126       47,657
 Investing activities            (66,139)     (52,750)
                                --------     --------
Increase (decrease) in cash     $(15,524)    $ 31,874
                                ========     ========

Cash used in investing activities increased 25% to $66.1 million in 1997. The Company participated in 68 wells of which seven were still drilling at year-end. All of the 1997 wells were in the U.S. In 1996, the Company participated in 50 wells, 49 in the U.S. and one in the U.K. Industry activity levels were at a peak in 1997, particularly in the Gulf of Mexico. Similarly high levels of demand for drilling and services have resulted in cost increases and delays in exploration and development programs. Recent declines in gas and oil prices are expected to reduce such demand.

The December 31, 1997 cash balance of $26.9 million was down $15.5 million from a year earlier. The Company has arranged a $100,000,000 revolving credit facility with a syndicate of banks. Such facility was not drawn upon at December 31, 1997 and the Company remains debt-free.

OUTLOOK

While post-1997 price declines for natural gas and oil from year-earlier levels indicate the possibility of lower average prices for 1998, higher production volumes are anticipated which should result in steadily increasing cash flow from operations.

The Board of Directors authorized an $85 million capital expenditure program for 1998 which is expected to be funded by cash flow from operations and working capital. Such capital expenditures can be varied significantly with respect to timing and priority dependent upon exploration success, availability of equipment and services and current opportunities.

All of the Company's computer systems are year 2000 compliant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Chieftain International, Inc. and the management's and auditors' reports thereon are included herein. The financial statements are in U.S. dollars.

         Management's Report

         Auditors' Report

         Consolidated Balance Sheet as at December 31, 1997 and 1996

         Consolidated Statement of Income and Deficit for the years ended December 31, 1997, 1996 and 1995

         Consolidated Statement of Changes in Financial Position for the years ended December 31, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         Supplementary Financial Information (Unaudited)

MANAGEMENT'S REPORT

February 4, 1998

The accompanying consolidated financial statements and all information in this annual report are the responsibility of management. The financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. The financial information contained elsewhere in this annual report is consistent with the consolidated financial statements in all material respects.

The Company maintains accounting systems and internal controls to provide reasonable assurance that its financial information is reliable and accurate, and that its assets are adequately safeguarded. Where necessary, management has made informed judgments and estimates in the preparation of the financial statements.

Independent auditors, appointed by the shareholders, have examined the consolidated financial statements. The Audit Committee of the Board of Directors meets periodically with management and the independent auditors to review audit, internal control, accounting policy and financial reporting matters.

The annual consolidated financial statements are approved by the Board of Directors on the recommendation of the Audit Committee.

/s/ S.A. Milner                        /s/ E.L. Hahn
------------------------------------   -----------------------------------------
S.A. Milner                            E.L. Hahn
President and                          Senior Vice President,
Chief Executive Officer                Finance and Treasurer

AUDITORS' REPORT

To the Shareholders of Chieftain International, Inc.

We have audited the consolidated balance sheets of Chieftain International, Inc. as at December 31, 1997 and 1996 and the consolidated statements of income and deficit and changes in financial position for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three-year period ended December 31, 1997 in accordance with generally accepted accounting principles.

PRICE WATERHOUSE
--------------------------------
Chartered Accountants
Edmonton, Alberta

February 4, 1998

CONSOLIDATED BALANCE SHEET

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

(Full Cost Method of Accounting)
as at December 31,                                                              1997          1996
----------------------------------------------------------------------------------------------------
(US$ in thousands)

ASSETS

Current assets:
 Cash and short-term deposits                                                 $  26,925     $  42,449
 Accounts receivable                                                             10,862        11,199
 Other                                                                              606           293
                                                                              ---------     ---------
                                                                                 38,393        53,941
                                                                              ---------     ---------
Capital assets, at cost:
 Natural resource properties including exploration and development thereon      459,807       390,354
 Land and buildings                                                                 200           200
 Other equipment                                                                  1,847         1,589
                                                                              ---------     ---------
                                                                                461,854       392,143
 Less: Accumulated depletion and amortization                                   225,139       188,254
                                                                              ---------     ---------
                                                                                236,715       203,889
                                                                              ---------     ---------

Deferred income taxes                                                             3,442         5,449
                                                                              ---------     ---------

                                                                              $ 278,550     $ 263,279
                                                                              =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued                                                $  15,717     $  11,087

Deferred income taxes                                                           13,367         8,070

Preferred shares of a subsidiary (Note 3)                                       63,403        63,403

Shareholders' equity (Note 4):
 Share capital --
  Authorized -- an unlimited number of --
   First preferred shares
   Second preferred shares
   Common shares
  Issued --
   13,622,375 common shares (1996 -- 13,591,763)                               192,845       192,381
 Contributed surplus                                                               307           645
 Deficit                                                                        (7,089)      (12,307)
                                                                             ---------     ---------
                                                                               186,063       180,719
                                                                             ---------     ---------

                                                                             $ 278,550     $ 263,279
                                                                             =========     =========

Approved by the Board:

/s/ S.A. Milner              /s/ L.G. Munin
-----------------------     ------------------------------
S.A. Milner, Director        L.G. Munin, Director

CONSOLIDATED STATEMENT OF INCOME AND DEFICIT

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

Year ended December 31,                                     1997              1996             1995
--------------------------------------------------------------------------------------------------------
(US$ in thousands except shares and per share amounts)

Production revenue                                      $     84,219     $     72,838     $     31,733
 Less: Royalties                                              14,592           12,226            5,058
                                                        ------------     ------------     ------------
Production revenue, net of royalties                          69,627           60,612           26,675
Interest and other revenue                                     2,428            2,487            4,396
                                                        ------------     ------------     ------------
                                                              72,055           63,099           31,071
                                                        ------------     ------------     ------------

Direct expenses                                               11,569           10,707            8,181
Production taxes                                               1,756            1,513            1,382
General and administrative expenses                            4,308            3,972            3,346
Depletion and amortization                                    36,951           30,920           18,779
                                                        ------------     ------------     ------------
                                                              54,584           47,112           31,688
                                                        ------------     ------------     ------------
Income (loss) before income taxes and dividends on
 preferred shares of a subsidiary                             17,471           15,987             (617)

Income taxes (Note 5):
 Current                                                           7              124               34
 Deferred                                                      7,304            6,079              124
                                                        ------------     ------------     ------------
                                                               7,311            6,203              158
                                                        ------------     ------------     ------------

Income (loss) before dividends on preferred shares
 of a subsidiary                                              10,160            9,784             (775)

Dividends paid on preferred shares of a subsidiary             4,942            4,942            4,942
                                                        ------------     ------------     ------------

Net income (loss) applicable to common shares                  5,218            4,842           (5,717)

Deficit, beginning of year                                   (12,307)         (17,149)         (11,432)
                                                        ------------     ------------     ------------

Deficit, end of year                                    $     (7,089)    $    (12,307)    $    (17,149)
                                                        ============     ============     ============
Net income (loss) per common share (Note 6)             $       0.38     $       0.37     $      (0.54)
                                                        ============     ============     ============

Weighted average number of common shares outstanding      13,620,728       13,065,414       10,633,142
                                                        ============     ============     ============

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

Year ended December 31,                                   1997          1996          1995
-----------------------------------------------------------------------------------------------
(US$ in thousands)

Operating activities:
 Net income (loss) applicable to common shares          $  5,218     $   4,842     $  (5,717)
 Items not requiring a current cash outlay:
  Depletion and amortization                              36,951        30,920        18,779
  Deferred income taxes                                    7,304         6,079           124
                                                        --------     ---------     ---------
 Cash flow from operations                                49,473        41,841        13,186
 Change in non-cash operating working capital
  Accounts receivable                                        337        (2,936)       (2,879)
  Other current assets                                      (313)          199          (112)
  Accounts payable and accrued                               992          (901)          921
  Dividend payable                                            --        (1,236)        1,236
                                                        --------     ---------     ---------
                                                          50,489        36,967        12,352
                                                        --------     ---------     ---------

Financing activities:
 Issue of common shares                                      975        50,097            40
 Purchase of common shares for cancellation                 (849)           --        (4,543)
 Financing costs                                              --        (2,440)           --
                                                        --------     ---------     ---------
                                                             126        47,657        (4,503)
                                                        --------     ---------     ---------

Investing activities:
 Lease acquisition, exploration and development costs    (69,453)      (56,636)      (45,824)
 Purchase of producing gas and oil properties                 --        (2,077)      (54,678)
 Sale of producing properties                                 --         1,040            --
                                                        --------     ---------     ---------
                                                         (69,453)      (57,673)     (100,502)
 Purchase of other capital assets                           (324)         (187)         (190)
 Change in investing accounts payable and accrued          3,638         5,110         1,267
                                                        --------     ---------     ---------
                                                         (66,139)      (52,750)      (99,425)
                                                        --------     ---------     ---------

Change in cash and short-term deposits                   (15,524)       31,874       (91,576)

Cash and short-term deposits, beginning of year           42,449        10,575       102,151
                                                        --------     ---------     ---------

Cash and short-term deposits, end of year               $ 26,925     $  42,449     $  10,575
                                                        ========     =========     =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DECEMBER 31, 1997, 1996 AND 1995)

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

The Company is engaged in gas and oil exploration, development and production primarily in the United States and also in the U.K. sector of the North Sea and in Libya. The Consolidated Financial Statements are expressed in United States currency as most of the Company's assets and operations are denominated in U.S. dollars.

 1. Summary of Significant Accounting Policies

   (a) ACCOUNTING PRINCIPLES

       The Company's financial statements are prepared in conformity with Canadian generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates. Material differences between Canadian and U.S. accounting principles that affect the Company are referred to in Note 9, which provides details of the effect of such differences on earnings and balance sheet accounts.

   (b) PRINCIPLES OF CONSOLIDATION

       The Consolidated Financial Statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except for Chieftain International Funding Corp., a U.S. subsidiary which in
       1992 issued 2,726,700 preferred shares to the public. These preferred shares are convertible into common shares of Chieftain International, Inc. See Note 3.

       Acquisitions of subsidiaries and businesses have been accounted for by the purchase method and accordingly only income or losses since date of acquisition are included in the Consolidated Statement of Income.

   (c) FOREIGN CURRENCY TRANSLATION

       Canadian and other foreign currency amounts have been translated into U.S. currency on the following bases: monetary assets and liabilities at the year-end rates of exchange; non-monetary assets and liabilities at historical exchange rates; and revenue and expenses at monthly average exchange rates during the year. Translation gains or losses are reflected in the Consolidated Statement of Income.

   (d) FINANCIAL ASSETS AND LIABILITIES

       The Company's financial instruments that are included in the Consolidated Balance Sheet are comprised of cash and short-term deposits, accounts receivable and all current liabilities, the fair values of which approximate their carrying amounts due to their short-term nature. Cash and short-term deposits include minimum risk certificates guaranteed by a major Canadian bank and are purchased three months or less from maturity. Accounts receivable are subject to normal oil and gas industry credit risks.

   (e) NATURAL RESOURCE PROPERTIES

       The Company accounts for gas and oil properties in accordance with Canadian guidelines on full cost accounting.

       Under this method, all costs associated with the acquisition, exploration and development of gas and oil properties are capitalized in cost centers on a country-by-country basis. A ceiling test is applied to ensure that capitalized costs do not exceed estimated future net revenues less applicable costs. Depletion is calculated using the unit-of-production method based on gross proved reserves before royalties and combining oil and natural gas on an energy equivalent basis. Future well abandonment and site restoration costs are included in the calculation of depletion expense.

       The following weighted average field prices were used in the determination of the Company's U.S. future net revenues for purposes of the ceiling test:

As at December 31,                                1997      1996      1995
-----------------------------------------------------------------------------
Oil - per barrel                                 $16.92    $24.29    $18.71
                                                 ==========================
Ngls - per barrel                                $15.14    $21.66    $16.64
                                                 ==========================
Oil & ngls - per barrel                          $16.69    $24.03    $18.48
                                                 ==========================
Natural gas - per thousand cubic feet ("mcf")    $ 2.74    $ 3.43    $ 2.06
                                                 ==========================

       A field price of $1.76 (1996 - $2.04; 1995 - $0.86) per thousand cubic feet was used in the determination of the Company's U.K. future net revenues for purposes of the ceiling test.

       Depletion rates per physical unit of U.S. production are as follows:

Year ended December 31, 1995          $ 1.10          $ 6.57
                                      ======================
Year ended December 31, 1996          $ 1.03          $ 6.16
                                      ======================
Year ended December 31, 1997          $ 1.11          $ 6.68
                                      ======================

       The depletion rate per physical unit of U.K. natural gas production was $0.81 per mcf for the year ended December 31, 1997 (1996 - $0.56; 1995 - $0.53).

       Libyan property carrying costs of $14.6 million at December 31, 1997 are excluded from depletion calculations pending determination of reserves.

       General and administrative costs relating directly to lease acquisition, exploration and development activities have been capitalized as follows:

Year ended December 31,                           1997      1996      1995
----------------------------------------------------------------------------
(In thousands)
Lease acquisition                                $  694    $  837    $  538
Exploration                                       1,470     1,547     1,909
Development                                       1,387     1,254       928
                                                 --------------------------
                                                 $3,551    $3,638    $3,375
                                                 ==========================

   (f) LAND, BUILDINGS AND OTHER EQUIPMENT

       Amortization is provided as follows:

                                                            Rate per
                                                              annum               Method
--------------------------------------------------------------------------------------------
Buildings                                                          5%          Straight-line
Furniture, office equipment and leasehold improvements       10 - 20%          Straight-line

       Expenditures for renewals and betterments which materially increase the estimated useful life of buildings and equipment are capitalized; expenditures for repairs and maintenance are charged to income. Costs and accumulated amortization of assets retired or sold are removed from the asset and related accumulated amortization accounts; losses and gains thereon are included in the Consolidated Statement of Income as depletion and amortization.

   (g) INCOME TAXES

       The Company follows the tax allocation method of accounting for the tax effect of all timing differences between taxable income and accounting income. Thus, provision is made currently for taxes deferred as a result of claiming for tax purposes deductions in excess of amounts charged to income in the books, principally natural resource lease acquisition costs, intangible exploration, development and drilling costs and costs of tangible capital assets.

2. Revolving Credit and Term Loan Arrangements

   In 1997 the Company arranged an unsecured revolving credit facility with a syndicate of banks. The facility, in the amount of U.S. $100 million or Canadian dollar equivalents, is fully revolving for 364 day periods with extensions at the option of the lenders upon notice from the Company. If not extended, the facility converts to term loans repayable over a period not exceeding four years. Advances under the facility bear interest at Canadian prime or U.S. base rate, or at Bankers' Acceptance rates or LIBOR plus applicable margins. No amounts had been advanced under this facility at December 31, 1997.

3. Preferred Shares of a Subsidiary

   Chieftain International Funding Corp. ("Funding"), a subsidiary of Chieftain International (U.S.) Inc., sold 2,726,700 shares of $1.8125 cumulative convertible redeemable preferred shares at $25.00 per share in a 1992 public offering in the United States. The preferred shares are redeemable, at the option of Funding, at $25.8056 per share during 1998, declining to $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends. Each preferred share has a liquidation preference of $25.00 and is convertible at any time into 1.25 Common Shares of Chieftain International, Inc. at the option of the holder.

4. Shareholders' Equity

   (a) COMMON SHARES

Year ended December 31,                         1997                         1996                           1995
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                  Number        Share          Number       Share             Number        Share
                                        of            Capital        of           Capital           of            Capital
                                        shares        Account        shares       Account           shares        Account
---------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year            13,591,763     $ 192,381     10,546,100    $143,635         10,912,100     $ 148,621
Share options exercised                   66,912           975         75,663       1,092              3,000            40
Shares purchased and cancelled*          (36,300)         (511)            --          --           (369,000)       (5,026)
Shares issued for cash                        --            --      2,970,000      47,654**             --            --
                                     --------------------------------------------------------------------------------------
Balance, end of year                  13,622,375     $ 192,845     13,591,763    $192,381         10,546,100     $ 143,635
                                     ======================================================================================

 * Pursuant to normal course issuer bid.
** Reduced by costs of issue of $2,440, less related deferred taxes of $1,089.

       In the first quarter of 1996, the Company sold 2,970,000 common shares, by way of a public offering in the United States and Canada, at $16.50 per share (C$22.75).

   (b) COMMON SHARES RESERVED

       At December 31, 1997 a total of 1,159,091 (1996 - 1,226,003; 1995 -
       1,046,250) of the authorized but unissued common shares of the Company were reserved for issuance under the Share Option Plan. See Note 4(d).

       The Company has reserved 3,408,375 common shares for issuance pursuant to the conversion provisions of the preferred shares of a subsidiary. See
       Note 3.

   (c) CONTRIBUTED SURPLUS

       Contributed surplus represents the excess of original net issue price over purchase price of shares purchased and cancelled pursuant to issuer bids in 1995 and 1997.

   (d) SHARE OPTION PLAN (THE "PLAN")

       The Plan provides for the granting of options to employees, directors and consultants to purchase common shares of the Company. In 1996, the number of shares reserved for issuance under the plan was increased by 255,416 (1995 - 154,250). Each option expires not later than ten years from the date it was granted. The exercise of options granted under the Plan is contingent upon continued service except that options which are exercisable may be exercised after termination of service under certain conditions. Options granted are exercisable as to one-third of the granted amount on or after each of the first three anniversaries of the date of grant or over such longer period as may be determined by the directors. Exercisability of options accelerates in certain events. The option price for shares in respect of which an option is granted under the Plan is not less than the market price on the date of grant.

At December 31, 1997 the following options were outstanding to 50 participants in the Plan:

                 Option Price Per
   Shares             Share         Year of Expiry
---------------------------------------------------
   125,000       $13.50                1999
    15,000        14.50 -- 16.10       1999
    70,000        19.00                2001
    30,334        20.12 -- 20.87       2003
   230,534        15.38                2004
   347,805        13.63 -- 15.63       2005
    15,000        23.75                2006
   224,000        19.87 -- 22.50       2007

The following is a summary of activity related to the Plan for the years ended December 31, 1997, 1996 and 1995.

                                       Number
                                       of               Minimum Option Price             Market Value at Date Granted
                                       Shares        Per Share           Total           Per Share             Total
-----------------------------------------------------------------------------------------------------------------------
Outstanding December 31, 1994          607,250     $13.50 -- 20.87    $  9,404,075     $13.50 -- 20.87    $  9,456,875

Year ended December 31,1995
  Granted                              384,000      13.63 -- 15.63       5,365,420      13.63 -- 15.63       5,365,420
  Exercised                             (3,000)     13.50                  (40,500)     13.50                  (40,500)
  Forfeited                             (8,000)     15.38                 (123,040)     15.38                 (123,040)
                                      --------                         -----------                          ----------
Outstanding December 31, 1995          980,250                          14,605,955                          14,658,755

Year ended December 31,1996
  Granted                               15,000      23.75                  356,250      23.75                  356,250
  Exercised                            (75,663)     13.50 -- 16.25      (1,075,572)     13.50 -- 16.25      (1,097,972)
  Forfeited                            (10,334)     13.63 -- 20.12        (159,079)     13.63 -- 20.12        (159,079)
                                      --------                         -----------                         -----------
Outstanding December 31, 1996          909,253                          13,727,554                          13,757,954

Year ended December 31,1997
  Granted                              228,000      19.87 -- 22.50       4,866,690      19.87 -- 22.50       4,866,690
  Exercised                            (66,912)     13.50 -- 20.87        (968,548)     13.50 -- 20.87        (974,948)
  Forfeited                            (12,668)     13.63 -- 21.32        (203,425)     13.63 -- 21.32        (203,425)
                                     ---------                        ------------                        ------------
Outstanding December 31, 1997        1,057,673                        $ 17,422,271                        $ 17,446,271
                                     =========                        ============                        ============

Exercisable at December 31, 1995       404,583     $13.50 -- 20.87    $  6,227,813
                                    ==========                        ============
Exercisable at December 31, 1996       558,319     $13.50 -- 20.87    $  8,548,461
                                    ==========                        ============
Exercisable at December 31, 1997       707,738     $13.50 -- 23.75    $ 10,777,986
                                    ==========                        ============

5. Income Taxes

   Income tax expense is made up of the following components:

Year ended December 31,                                  1997                 1996                1995
-------------------------------------------------------------------------------------------------------------
(in thousands)                                     Canada      U.S.     Canada      U.S.     Canada     U.S.
-------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and dividends
  on preferred shares of a subsidiary              $2,072    $15,399    $1,461    $14,526    $(324)    $(293)
                                                   ------    -------    ------    -------    -----     -----
Income taxes (recovery)
  Current                                               7         --       124         --       34        --
  Deferred                                          2,007      5,297       912      5,167      292      (168)
                                                   ------    -------    ------    -------    -----     -----
                                                   $2,014    $ 5,297    $1,036    $ 5,167    $ 326     $(168)
                                                   ======    =======    ======    =======    =====     =====

Deferred income tax expense results from timing differences between the recognition of expenses for tax and financial statement purposes as explained in
Note 1(g). The sources of these differences are as follows:

Year ended December 31,                             1997                   1996                    1995
----------------------------------------------------------------------------------------------------------------
(in thousands)                               Canada       U.S.       Canada       U.S.       Canada       U.S.
----------------------------------------------------------------------------------------------------------------
Amortization of buildings and equipment     $  (112)    $  (275)    $     3     $   340     $   136     $    11
Depletion of natural resource properties        (68)      6,011         805       5,898       1,289       6,567
Financing costs                                 338          --         348          --         129          --
Tax loss carry forward                        1,846        (430)       (230)     (1,143)     (1,206)     (6,746)
Other                                             3          (9)        (14)         72         (56)         --
                                            -------     -------     -------     -------     -------     -------
                                            $ 2,007     $ 5,297     $   912     $ 5,167     $   292     $  (168)
                                            =======     =======     =======     =======     =======     =======

The actual tax rate differs from the expected tax rate for the following reasons:

Year ended December 31,                                       1997      1996      1995
----------------------------------------------------------------------------------------
Expected percentage on pre-tax income (loss)
  (Combined Canadian federal and provincial rate)             44.6%     44.6%     44.6%
Add (deduct) the effect of:
  Lower income tax rate on earnings of U.S. subsidiaries      (7.9)     (7.9)     (7.4)
  Canadian income tax on exchange loss (gain) which is
    eliminated upon consolidation                                2.1    (0.3)    (63.8)
  Other                                                        3.0       2.4       1.0
                                                              ----      ----     -----
Actual percentage of income tax on pre-tax income (loss)      41.8%     38.8%    (25.6)%
                                                              ====      ====     =====

6. Per Share Amounts

   Net income (loss) per common share is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the year.

   In the calculation of fully diluted earnings per share, shares outstanding are adjusted for share options and shares issuable on conversion of preferred shares. Earnings are adjusted by the amount of imputed interest on share option proceeds and preferred share dividends. Earnings were not diluted during the periods shown.

7. Pension Costs and Obligations

   The Company contributed $144,254, $103,455 and $73,230 for 1997, 1996 and
   1995, respectively, to defined contribution plans. Under a supplementary defined contribution plan established in 1991, costs of $162,384, $127,358 and $97,299 for 1997, 1996 and 1995, respectively, and the related liability are recorded in the accounts but are not currently funded.

   The Company has established no other retirement benefit plans.

8. Segment Information

                                                    1997          1996          1995
--------------------------------------------------------------------------------------
(In thousands)

Industry segments --
The company operates in one industry segment.
Production revenues included below are net of royalties.

Geographic segments --
Revenue:
  United States                                  $  63,498     $  56,827     $  26,674
  United Kingdom                                     6,231         4,155           552
  Corporate and other                                2,326         2,117         3,845
                                                 ---------     ---------     ---------
                                                 $  72,055     $  63,099     $  31,071
                                                 =========     =========     =========
Income (loss) before income taxes and
dividends on preferred shares of a subsidiary
  United States                                  $  14,569     $  14,173     $  (3,461)
  United Kingdom                                     1,613         1,102           129
  Peru                                                 (14)          (19)         (225)
  Corporate and other                                1,303           731         2,940
                                                 ---------     ---------     ---------
                                                 $  17,471     $  15,987     $    (617)
                                                 =========     =========     =========
Identifiable assets:
  United States                                  $ 227,461     $ 185,974     $ 159,564
  United Kingdom                                    15,324        18,613        17,048
  Libya                                             14,642        13,322        13,107
  Corporate and other                               21,123        45,370        11,833
                                                 ---------     ---------     ---------
                                                 $ 278,550     $ 263,279     $ 201,552
                                                 =========     =========     =========

9. United States Accounting Principles

   U.S. full cost accounting rules differ materially from the Canadian full cost accounting guidelines followed by the Company. In determining the limitation on carrying values, U.S. rules require the discounting of future net revenues at 10%, and Canadian guidelines require the use of undiscounted future net revenues and the deduction of estimated future administrative costs. During 1995 an impairment adjustment would have been required under U.S. accounting rules. The test required by U.S. accounting rules, using a December 31, 1995 U.K. gas price of $0.86 per mcf to determine future net revenues, would have resulted in a write-down of U.K. property carrying costs of $3.8 million, after providing for tax recoveries of $2.9 million, at December 31, 1995.

   The effect on the Consolidated Balance Sheet of the differences between Canadian and U.S. accounting principles is as follows:

As at December 31,                     1997                       1996
-----------------------------------------------------------------------------------
(in thousands)
                                            Under U.S.                 Under U.S.
                                           Accounting                  Accounting
                            As Reported    Principles   As Reported    Principles
-----------------------------------------------------------------------------------
Net capital assets           $ 236,715     $ 218,673     $ 203,889     $ 182,670
Deferred tax -- asset        $   3,442     $   5,537     $   5,449     $   7,660
Deferred tax -- liability    $  13,367     $   8,737     $   8,070     $   2,671
Deficit                      $  (7,089)    $ (18,406)    $ (12,307)    $ (25,916)

The effect on consolidated earnings of these differences is summarized as follows:

Year ended December 31,                                                                1997             1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
(In thousands except shares and per share amounts)

Net income (loss) applicable to common shares, as reported                        $      5,218     $      4,842     $     (5,717)
Additional depletion                                                                        --               --           (6,740)
                                                                                  ------------     ------------     -------------
                                                                                         5,218            4,842          (12,457)
Reduction in depletion expense                                                           3,177            2,381            2,775
Reduction (increase) in deferred tax provision                                            (885)          (1,021)           1,820
                                                                                  ------------     ------------     -------------
Net income (loss) applicable to common shares under U.S. accounting principles    $      7,510     $      6,202     $     (7,862)
                                                                                  ============     ============     =============
Net income (loss) per common share under U.S. accounting principles:
  Basic                                                                           $       0.55     $       0.47     $      (0.74)
                                                                                  ============     ============     =============
  Fully diluted                                                                   $       0.54     $       0.46     $      (0.74)
                                                                                  ============     ============     =============
Fully diluted number of common shares outstanding                                   13,858,593       13,446,684       10,633,142
                                                                                  ============     ============     =============

Effective for 1997, U.S. accounting principles exclude common share equivalents in determining basic earnings per common share. Share options are included in fully diluted earnings (loss) per common share, where dilutive, assuming all share options are exercised using the treasury stock method. The comparative per share amounts have been restated to reflect the revised accounting principles.

The Company applies the intrinsic value method prescribed by APB opinion 25 and related interpretations in accounting for share option transactions. Accordingly, no compensation cost is recognized in the accounts. U.S. accounting principles require disclosure of the impact on earnings and earnings per share of the value of options granted after 1994, calculated in accordance with FAS
123. Such impact, calculated using the Black-Scholes option pricing model, applying risk-free interest rates of 6.85% for 1997, 6.51% for 1996 and 6.40% for 1995 and assuming ten year expected option lives, no dividend yields and expected volatilities of 24% for all three years on a weighted average basis, would amount to a net of tax charge to income (loss) of $1,348,000 (1996 - $872,000; 1995 - $270,000). After reflecting this charge, pro forma net income
(loss) applicable to common shares under U.S. accounting principles would be $6,162,000, (1996 - $5,330,000; 1995 - $(8,132,000)); pro forma net income
(loss) per common share under U.S. accounting principles would be $0.45 (1996 - $0.41; 1995 - $(0.76)); and pro forma fully diluted earnings (loss) per common share under U.S. accounting principles would be $0.45 (1996 - $0.40; 1995 - $(0.76)). These effects are not necessarily indicative of those to be expected in future years.

U.S. accounting principles require corporations to account for deferred income taxes by the liability method. The effect on the Company of the application of such method is not material.

Deferred tax assets (liabilities) are comprised of the following:

As at December 31,                         1997          1996
---------------------------------------------------------------
(In thousands)

Deferred tax assets
  Depletion and amortization             $  3,413     $  3,735
  Financing costs                             633          965
  Loss carry forwards                      14,908       16,092
  Other                                       346          261
                                         ---------------------
                                           19,300       21,053
Deferred tax liabilities
  Depletion and amortization              (22,431)     (16,064)
  Other                                       (69)          --
                                         ---------------------
                                          (22,500)     (16,064)
                                         ---------------------
Net deferred tax assets (liabilities)    $ (3,200)    $  4,989
                                         =====================

At December 31, 1997 the Company's U.S. net operating tax losses carried forward amounted to $38,769,000 of which $6,119,000, $2,835,000, $6,139,000,
$18,007,000, $3,773,000 and $1,896,000 expire in the years 2005, 2007, 2009,
2010, 2011 and 2012, respectively. Canadian net operating tax losses carried forward amounted to $2,605,000 which expire in the year 2003. The Company is of the opinion that the tax benefit of these tax losses will be realized.

Provisions for deferred income taxes are as follows:

Year ended December 31,            1997       1996       1995
-----------------------------------------------------------------
(In thousands)
U.S. Federal and State            $6,067    $ 5,861     $   567
Canada                             2,122      1,239      (2,263)
                                 --------------------------------
                                  $8,189    $ 7,100     $(1,696)
                                 ================================

     The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income before dividends paid on preferred shares of a subsidiary, as a result of the following:

Year ended December 31,                          1997        1996          1995
---------------------------------------------------------------------------------
(In thousands)

Tax at statutory Canadian rate of 44.6%        $ 9,213      $ 8,196      $(2,043)
Lower income tax rate on earnings of U.S.
  subsidiaries                                  (1,617)      (1,428)        (150)
Canadian income tax on exchange loss (gain)
  which is eliminated upon consolidation           362          (56)         394
Other                                              238          512          137
                                              -----------------------------------
Tax at effective rate                          $ 8,196      $ 7,224      $(1,662)
                                              ===================================
Effective tax rate                                39.7%        39.3%        36.3%
                                              ===================================

Cash payments for income taxes for the years 1997, 1996 and 1995 were $141,000, $26,000 and $44,000, respectively.

                       SUPPLEMENTARY FINANCIAL INFORMATION
             CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

                                DECEMBER 31, 1997

(Unaudited)

RESERVE INFORMATION

Reports prepared by Netherland, Sewell & Associates, Inc. as to the Company's total U.S. reserves and by the Company as to the U.K. reserves, estimate the total proved and proved developed producing reserves owned by the Company, before and after royalty deductions, as follows:

TOTAL PROVED RESERVES BEFORE ROYALTY DEDUCTIONS:

                                                     Natural Gas -- mmcf               Crude Oil & Ngls -- barrels *
                                                 United      North                                 United
                                                 States       Sea         Total                    States
---------------------------------------------------------------------------------------------------------------------
December 31, 1995                               124,166      25,768      149,934                 9,561,700
  Purchase of producing properties                6,512          --        6,512                    21,200
  Revision of previous estimates                 (2,539)       (127)      (2,666)                  736,900
  Extensions, discoveries and other additions    22,512       1,003       23,515                 1,073,300
  Sale of proved properties                        (404)         --         (404)                  (24,200)
  Production                                    (22,997)     (3,280)     (26,277)                 (850,100)
                                                ----------------------------------------------------------
December 31, 1996                               127,250      23,364      150,614                10,518,800
  PURCHASE OF PRODUCING PROPERTIES                   --          --           --                        --
  REVISION OF PREVIOUS ESTIMATES                  7,029      (1,037)       5,992                 1,317,800
  EXTENSIONS, DISCOVERIES AND OTHER ADDITIONS    21,153          --       21,153                 2,046,400
  SALE OF PROVED PROPERTIES                          --          --           --                        --
  PRODUCTION                                    (24,306)     (4,010)     (28,316)                 (936,300)
                                                ----------------------------------------------------------
DECEMBER 31, 1997                               131,126      18,317      149,443                12,946,700
                                                ==========================================================


TOTAL PROVED RESERVES AFTER ROYALTY DEDUCTIONS:

                                                     Natural Gas -- mmcf               Crude Oil & Ngls -- barrels *
                                                 United      North                                 United
                                                 States       Sea         Total                    States
---------------------------------------------------------------------------------------------------------------------

December 31, 1995                               100,923      25,768      126,691                 8,410,900
  Purchase of producing properties                5,171          --        5,171                    17,400
  Revision of previous estimates                 (2,459)       (127)      (2,586)                  648,300
  Extensions, discoveries and other additions    18,720       1,003       19,723                   921,500
  Sale of proved properties                        (303)         --         (303)                  (18,200)
  Production                                    (18,615)     (3,280)     (21,895)                 (727,000)
                                                ----------------------------------------------------------
December 31, 1996                               103,437      23,364      126,801                 9,252,900
  PURCHASE OF PRODUCING PROPERTIES                   --          --           --                        --
  REVISION OF PREVIOUS ESTIMATES                  5,136      (1,037)       4,099                 1,102,800
  EXTENSIONS, DISCOVERIES AND OTHER ADDITIONS    17,628          --       17,628                 1,697,600
  SALE OF PROVED PROPERTIES                          --          --           --                        --
  PRODUCTION                                    (19,421)     (4,010)     (23,431)                 (799,500)
                                                ----------------------------------------------------------
DECEMBER 31, 1997                               106,780      18,317      125,097                11,253,800
                                                ==========================================================

* 58,900 (1996 - 50,600) barrels of natural gas liquids, before and after royalty deductions, associated with the U.K. gas reserves are not included in this table.

(Unaudited)

PROVED DEVELOPED PRODUCING RESERVES BEFORE ROYALTY DEDUCTIONS:

                              Natural Gas -- mmcf   Crude Oil & Ngls -- barrels
                                 United States             United States
--------------------------------------------------------------------------------
December 31, 1995                   51,200                   7,568,700
December 31, 1996                   53,400                   9,175,900
DECEMBER 31, 1997                   55,013                   8,209,000

PROVED DEVELOPED PRODUCING RESERVES AFTER ROYALTY DEDUCTIONS:

                              Natural Gas -- mmcf   Crude Oil & Ngls -- barrels
                                 United States             United States
--------------------------------------------------------------------------------

December 31, 1995                   41,300                   6,747,400
December 31, 1996                   43,000                   8,138,000
DECEMBER 31, 1997                   43,979                   7,241,300

RESULTS OF OPERATIONS FOR GAS AND OIL PRODUCING ACTIVITIES

Year ended December 31,                                                  1997         1996         1995
-----------------------------------------------------------------------------------------------------------
(in thousands)

United States
  Revenue -- net of royalties                                          $ 63,227     $ 56,457     $ 26,122
  Production costs                                                      (14,901)     (13,291)     (11,676)
  Depletion and amortization                                            (33,414)     (28,976)     (18,116)
                                                                       --------     --------     --------
  Results of operations from producing activities before income taxes    14,912       14,190       (3,670)
  Income tax expense                                                     (5,223)      (5,146)       1,128
                                                                       --------     --------     --------
    Results of operations from producing activities after income taxes $  9,689     $  9,044     $ (2,542)
                                                                       ========     ========     ========

United Kingdom
  Revenue -- net of royalties                                          $  6,231     $  4,155     $    552
  Production costs                                                       (1,064)        (904)         (79)
  Depletion and amortization                                             (3,319)      (1,861)        (344)
                                                                       --------     --------     --------
  Results of operations from producing activities before income taxes     1,848        1,390          129
  Income tax expense                                                       (787)        (600)         (56)
                                                                       --------     --------     --------
    Results of operations from producing activities after income taxes $  1,061     $    790     $     73
                                                                       ========     ========     ========

Libya
  Revenue -- net of royalties                                          $    169     $     --     $     --
  Production costs                                                          (38)          --           --
  Depletion and amortization                                               (131)          --           --
                                                                       --------     --------     --------
  Results of operations from producing activities before income taxes        --           --           --
  Income tax expense                                                         --           --           --
                                                                       --------     --------     --------
    Results of operations from producing activities after income taxes $     --     $     --     $     --
                                                                       ========     ========     ========

Total
  Revenue -- net of royalties                                          $ 69,627     $ 60,612     $ 26,674
  Production costs                                                      (16,003)     (14,195)     (11,755)
  Depletion and amortization                                            (36,864)     (30,837)     (18,460)
                                                                       --------     --------     --------
  Results of operations from producing activities before income taxes    16,760       15,580       (3,541)
  Income tax expense                                                     (6,010)      (5,746)       1,072
                                                                       --------     --------     --------
    Results of operations from producing activities after income taxes $ 10,750     $  9,834     $ (2,469)
                                                                       ========     ========     ========

(Unaudited)

CAPITALIZED COSTS RELATING TO GAS AND OIL EXPLORATION AND PRODUCTION ACTIVITIES

December 31,                                          1997        1996        1995
-------------------------------------------------------------------------------------
(in thousands)

Proved gas and oil properties                       $402,885    $337,538    $286,950
Unproved gas and oil properties                       56,922      52,816      45,731
                                                    --------------------------------
                                                     459,807     390,354     332,681
Accumulated depletion                                224,154     187,403     151,826
                                                    --------------------------------
Net capitalized costs                               $235,653    $202,951    $180,855
                                                    ================================


COSTS INCURRED IN GAS AND OIL PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

Year ended December 31,                1997        1996          1995
-------------------------------------------------------------------------
(in thousands)

Property acquisition costs:
  United States                      $ 9,164    $  13,954     $   2,873
  United Kingdom                         137          722           842
  Other Foreign                           --           68            87
                                    -------------------------------------
                                       9,301       14,744         3,802
                                    -------------------------------------
Purchase of producing properties:
  United States                           --        2,077        54,678
                                    -------------------------------------
Sale of producing properties:
  United States                           --       (1,040)          (21)
                                    -------------------------------------
Exploration costs:
  United States                       35,540       17,453        13,837
  United Kingdom                         115           --             2
  Other Foreign                        1,207          434         2,255
                                    -------------------------------------
                                      36,862       17,887        16,094
                                    -------------------------------------
Development costs:
  United States                       23,260       22,131        15,206
  United Kingdom                          30        1,874        10,743
                                    -------------------------------------
                                      23,290       24,005        25,949
                                    -------------------------------------
                                     $69,453    $  57,673     $ 100,502
                                    =====================================

(Unaudited)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL, NATURAL GAS LIQUIDS AND NATURAL GAS RESERVES

The following standardized measure of discounted future net cash flow was computed in accordance with Financial Accounting Standards Board Statement #69 using year-end prices and costs, and year-end statutory tax rates. Royalty deductions were based on laws, regulations and contracts existing at the end of each period. No values are given to unproved properties or to probable reserves that may be recovered from proved properties.

The inexactness associated with estimating reserve quantities, future production streams and future development and production expenditures, together with the assumptions applied in valuing future production, substantially diminish the reliability of this data. The values so derived are not considered to be estimates of fair market value. THE COMPANY THEREFORE CAUTIONS AGAINST SIMPLISTIC USE OF THIS INFORMATION.

December 31                                                          1997          1996          1995
---------------------------------------------------------------------------------------------------------
(in thousands)

United States
  Future cash inflows                                             $ 480,669     $ 577,313     $ 363,275
  Future production costs                                          (121,380)     (148,061)     (121,601)
  Future development costs                                          (57,208)      (39,375)      (45,073)
  Future income tax expense                                         (46,742)      (85,464)      (19,846)
                                                                  ---------------------------------------
  Future net cash flows                                             255,339       304,413       176,755
  Ten percent annual discount for estimated timing of cash flows    (70,844)      (89,292)      (50,194)
                                                                  ---------------------------------------
  Standardized measure of discounted future net cash flows          184,495       215,121       126,561
                                                                  ---------------------------------------

United Kingdom
  Future cash inflows                                                32,774        48,392        22,495
  Future production costs                                            (5,734)       (8,045)       (5,562)
  Future development costs                                           (1,450)       (1,603)       (1,338)
  Future income tax expense                                          (6,340)       (6,601)           --
                                                                  ---------------------------------------
  Future net cash flows                                              19,250        32,143        15,595
  Ten percent annual discount for estimated timing of cash flows     (4,172)       (8,241)       (4,662)
                                                                  ---------------------------------------
  Standardized measure of discounted future net cash flows           15,078        23,902        10,933
                                                                  ---------------------------------------

Total
  Future cash inflows                                               513,443       625,705       385,770
  Future production costs                                          (127,114)     (156,106)     (127,163)
  Future development costs                                          (58,658)      (40,978)      (46,411)
  Future income tax expense                                         (53,082)      (92,065)      (19,846)
                                                                  ---------------------------------------
  Future net cash flows                                             274,589       336,556       192,350
  Ten percent annual discount for estimated timing of cash flows    (75,016)      (97,533)      (54,856)
                                                                  ---------------------------------------
  Standardized measure of discounted future net cash flows        $ 199,573     $ 239,023     $ 137,494
                                                                  =======================================

(Unaudited)

The following table sets out principal sources of change in the standardized measure of discounted future net cash flows during the respective periods.

Year ended December 31,                              1997          1996          1995
----------------------------------------------------------------------------------------
(in thousands)

Sales of oil, ngls and natural gas produced,
  net of production costs                         $ (56,061)    $ (48,233)    $ (17,111)
Net change in prices and production costs           (73,047)      120,858        (5,809)
Extensions and discoveries, less related costs       28,219        50,995        21,866
Purchase of producing properties                         --        10,638        65,975
Sales of producing properties                            --          (436)          (33)
Development costs incurred during the period         10,096        15,026        17,275
Revisions of previous quantity estimates             22,388        (4,462)        4,566
Accretion of discount                                23,902        15,457         6,038
Net change in income taxes                           26,534       (51,064)      (11,656)
Changes in estimated future development costs       (12,551)      (13,950)          495
Other                                                (8,930)        6,700        (4,486)
                                                  ---------     ---------     ---------

Net increase (decrease)                             (39,450)      101,529        77,120
Beginning of year                                   239,023       137,494        60,374
                                                  ---------     ---------     ---------

End of year                                       $ 199,573     $ 239,023     $ 137,494
                                                  =========     =========     =========


QUARTERLY FINANCIAL INFORMATION

                                                           Per
                                 Gross      Income        Common
Quarter Ended         Revenue    Profit     (loss)        Share
------------------------------------------------------------------
(in thousands except per share amounts)

MARCH 31, 1997        $22,563    $8,444    $ 3,924     $   0.29
JUNE 30, 1997          14,807     1,271       (470)       (0.04)
SEPTEMBER 30, 1997     14,891     1,949         36         0.01
DECEMBER 31, 1997      19,794     5,807      1,728         0.12

March 31, 1996        $13,057    $1,632    $  (157)    $  (0.01)
June 30, 1996          14,941     3,534      1,019         0.08
September 30, 1996     14,610     2,989        693         0.05
December 31, 1996      20,491     7,832      3,287         0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between Chieftain and Chieftain's auditors on accounting or financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Additional information relating to directors of the Company is incorporated herein by reference from page 4 of the Company's Information Circular dated March 20, 1998 for the annual meeting of shareholders on May 14, 1998.

ITEM 11. EXECUTIVE COMPENSATION

"Executive Compensation" on pages 5 to 9 of the Company's Information Circular dated March 20, 1998 for the annual meeting of shareholders on May 14, 1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Voting Shares" and "Share Ownership" on pages 2 and 3 of the Company's Information Circular dated March 20, 1998 for the annual meeting of shareholders on May 14, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

The following is a listing of the financial statements and financial statement schedules which are included in this Form 10-K report.

FINANCIAL STATEMENTS

Reference is made to the list of financial statements on page 20 of this report.

EXHIBITS

Reference is made to the Index to Exhibits on page 41 of this report.

                                Index to Exhibits

    Exhibit
     Number       Exhibit

    *  3 (a)      Articles of Incorporation of the Company.
    *  3 (b)      Articles of Amendment of the Company.
    *  3 (c)      Articles of Amalgamation of the Company.
    *  3 (d)      By-laws number 1 and number 2 of the Company.
   **  4 (a)      Form of Subordinated Guarantee Agreement of the Company.
  ***  4 (b)      Shareholder Rights Plan adopted April 23, 1994.
 **** 10 (a)(i)   Chieftain International, Inc. Retirement Plan as amended May 15, 1997.
 **** 10 (a)(ii)  Chieftain International, Inc. Supplementary Retirement Plan as amended March 20, 1997.
 **** 10 (b)      Chieftain International, Inc. Share Option Plan as amended March 15, 1996.
    * 10 (c)      Chieftain International, Inc. Savings Plan.
    * 10 (d)      Form of indemnification agreement between the Company and each of the officers and directors of the Company.
 **** 21          Information Circular dated March 20, 1998 relating to the Company's annual meeting of shareholders to be held on May 14, 1998.
***** 22          Subsidiaries of the Company.
 **** 24 (a)      Consent of Netherland, Sewell & Associates, Inc.
 **** 24 (b)      Consent of Price Waterhouse.
        27          Financial Data Schedule.

    * Previously filed as an exhibit to the Registration Statement on Form S-1, File No. 33-27254.
   ** Previously filed as an exhibit to the Registration Statement on Form S-1/S-3, File No. 33-51630.
  *** Previously filed as an exhibit to Form 8-K dated March 1, 1994.
 **** Filed herewith.
***** Previously filed as an exhibit to Form 10-K dated March 17, 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHIEFTAIN INTERNATIONAL, INC.

by:  /s/ STANLEY A. MILNER                         by:    /s/ EDWARD L. HAHN
     ------------------------------------                 ----------------------------------------------
     Stanley A. Milner, A.O.E., LL.D.                     Edward L. Hahn
     President and                                        Senior Vice President, Finance and Treasurer
     Chief Executive Officer                              and Chief Financial Officer

Dated:    March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     /s/ D.E. MITCHELL              Director                                        March 20, 1998
----------------------------
     D.E. Mitchell O.C.

      /s/ S.A. MILNER               President, Chief Executive Officer and          March 20, 1998
----------------------------
 S.A. Milner, A.O.E., LL.D.         Director

       /s/ S.C. HURLEY              Director                                        March 20, 1998
----------------------------
        S.C.Hurley

       /s/ H.J. KELLY               Director                                        March 20, 1998
----------------------------
        H.J. Kelly

       /s/ J.E. MAYBIN              Director                                        March 20, 1998
----------------------------
         J.E. Maybin

       /s/ L.G. MUNIN               Director                                        March 20, 1998
----------------------------
         L.G. Munin

      /s/ E.S. ONDRACK              Director                                        March 20, 1998
----------------------------
        E.S. Ondrack

       /s/ S.T. PEELER              Director                                        March 20, 1998
----------------------------
         S.T. Peeler

       /s/ E.L. HAHN                Senior Vice President, Finance and Treasurer    March 20, 1998
----------------------------
         E.L. Hahn                  and Chief Financial Officer

      /s/ R.J. STEFURE              Controller and Chief Accounting Officer         March 20, 1998
----------------------------
       R.J. Stefure