Form 10-Q
period 1998-03-31
CHIEFTAIN INTERNATIONAL INC
filed 1998-04-20
CIK 846871

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to  ____________________

Commission file number: 1-10216

                          CHIEFTAIN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Alberta, Canada                              None
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

1201 Toronto Dominion Tower, Edmonton Centre,
        Edmonton, Alberta, Canada                       T5J 2Z1
---------------------------------------------    ----------------------
(Address of principal executive offices)         (Zip Code/Postal Code)

Registrant's telephone number, including area code:  (403) 425-1950

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Title of each class                      Date                 Number Outstanding
-------------------                 --------------            ------------------
   Common shares                    April 15, 1998                13,543,475

                          CHIEFTAIN INTERNATIONAL, INC.

                    MARCH 31, 1998 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                    Page No.
                                                                                    --------
Item 1.    Financial Statements

           Consolidated Condensed Balance Sheet -
                  March 31, 1998 and December 31, 1997                                   3

           Consolidated Condensed Statement of Income -
                  Three months ended March 31, 1998 and 1997                             4

           Consolidated Condensed Statement of Changes in Financial Position -
                  Three months ended March 31, 1998 and 1997                             5

           Notes to Consolidated Condensed Financial Statements                          6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                 8

                                     PART II

Item 1.    Legal Proceedings                                                            10

Item 2.    Changes in Securities                                                        10

Item 3.    Defaults Upon Senior Securities                                              10

Item 4.    Submission of Matters to a Vote of Security Holders                          10

Item 5.    Other Information                                                            10

Item 6.    Exhibits and Reports on Form 8-K                                             10

Signatures                                                                              11

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED BALANCE SHEET
(Full Cost Method of Accounting)

                                                     MARCH 31,       December 31,
                                                       1998             1997
                                                    ----------       ----------
(U.S. $ in thousands)
(unaudited)
ASSETS

Current assets:
  Cash and short-term deposits                      $   17,774       $   26,925
  Accounts receivable                                   10,904           10,862
  Other                                                    861              606
                                                    ----------       ----------
                                                        29,539           38,393

Capital assets - net                                   250,412          236,715

Deferred income taxes                                    3,224            3,442
                                                    ----------       ----------
                                                    $  283,175       $  278,550
                                                    ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued                      $   20,314       $   15,717

Deferred income taxes                                   14,230           13,367

Preferred shares of a subsidiary                        63,403           63,403

Shareholders' equity:
  Common shares                                        191,964          192,845
  Contributed surplus                                       --              307
  Deficit                                               (6,736)          (7,089)
                                                    ----------       ----------
                                                       185,228          186,063
                                                    ----------       ----------
                                                    $  283,175       $  278,550
                                                    ==========       ==========

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME


THREE MONTHS ENDED MARCH 31                                                  1998             1997
-------------------------------------------------------------------      -----------      -----------
(U.S. $ in thousands except number of shares and per share amounts)
(unaudited)
Production revenue, net of royalties                                     $    16,566      $    21,924
Interest and other revenue (Note 2)                                            2,152              639
                                                                         -----------      -----------
                                                                              18,718           22,563
                                                                         -----------      -----------
Production expenses                                                            3,870            3,361
General and administrative expenses                                            1,637            1,261
Depletion and amortization                                                    10,327            9,497
                                                                         -----------      -----------
                                                                              15,834           14,119
                                                                         -----------      -----------
Income before income taxes and dividends on
  preferred shares  of a subsidiary                                            2,884            8,444
Income taxes                                                                   1,093            3,285
                                                                         -----------      -----------
Income before dividends on preferred shares of a subsidiary                    1,791            5,159
Dividends on preferred shares of a subsidiary                                  1,235            1,235
                                                                         -----------      -----------
Net income applicable to common shares                                   $       556      $     3,924
                                                                         ===========      ===========
Net income per common share (Note 3)
             - Basic                                                     $      0.04      $      0.29
                                                                         ===========      ===========
             - Fully diluted                                             $      0.04      $      0.28
                                                                         ===========      ===========
Weighted average number of common shares outstanding:
             - Basic                                                      13,600,005       13,600,658
                                                                         ===========      ===========
             - Fully diluted                                              13,600,005       14,503,979
                                                                         ===========      ===========

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN FINANCIAL POSITION

THREE MONTHS ENDED MARCH 31                                1998           1997
---------------------------------------------------      --------       --------
(U.S. $ in thousands)
(unaudited)
Operating activities:
  Net income applicable to common shares                 $    556       $  3,924
  Items not requiring a current cash outlay                11,408         12,748
                                                         --------       --------
                                                           11,964         16,672
  Net change in non-cash operating working capital         (1,234)          (672)
                                                         --------       --------
                                                           10,730         15,991
Financing activities:
  Issue of common shares                                       61            178
  Purchase of common shares for cancellation               (1,453)            --
                                                         --------       --------
                                                           (1,392)           178
Investing activities:
  Lease acquisition, exploration and drilling costs       (22,102)       (10,112)
  Pipelines and production equipment acquired              (1,913)        (1,885)
                                                         --------       --------
                                                          (24,015)       (11,997)
  Purchase of other capital assets                             (9)           (17)
  Change in investing accounts payable and accrued          5,535            199
                                                         --------       --------
                                                          (18,489)       (11,815)
                                                         --------       --------
Change in cash and short term deposits                     (9,151)         4,354

Beginning cash and short-term deposits                     26,925         42,449
                                                         --------       --------
Ending cash and short-term deposits                      $ 17,774       $ 46,803
                                                         ========       ========

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation:

         In the opinion of Chieftain International, Inc. (the "Company" and together with its subsidiaries "Chieftain"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as at March 31, 1998 and December 31, 1997 and the results of operations and changes in financial position for the three month periods ended March 31, 1998 and 1997. Certain information and notes normally included in Chieftain's financial statements prepared in conformity with Canadian generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Chieftain's Annual Report on Form 10-K for the year ended December 31, 1997.

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

         The results of operations and changes in financial position for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         Material differences between Canadian and U.S. accounting principles that affect Chieftain are referred to in Note 4, which provides the condensed effects of the differences on earnings and balance sheet accounts.

2.       Interest and Other Revenue:

         Interest and other revenue for the first quarter of 1998 includes $1.6 million awarded by the courts pursuant to a successful claim for recovery of excess transportation charges incurred from 1990 through 1997. The award comprises transportation charges, legal fees and judgement interest in the amounts of $1,129,000, $282,000 and $189,000, respectively.

3.       Per Share Amounts:

         Net income per common share is computed by dividing net income applicable to common shares, by the weighted average number of common shares outstanding during the period.

         In the calculation of fully diluted earnings per share, shares outstanding are adjusted for share options and shares issuable on conversion of preferred shares. Earnings are adjusted by the amount of imputed interest on share option proceeds and preferred share dividends.

4.       United States Accounting Principles:

         U.S. full cost accounting rules differ materially from the Canadian full cost accounting guidelines followed by Chieftain. The U.S. rules require an impairment test to be conducted quarterly whereas the Canadian guidelines require this test only at year-end. In determining the limitation on carrying values, U.S. rules require the discounting of future net revenues at 10% and Canadian guidelines require the use of undiscounted future net revenues and the deduction of estimated future administrative costs.

         The effect on the Consolidated Condensed Balance Sheet of the differences between Canadian and U.S. accounting principles is as follows:

        AS AT                                MARCH 31, 1998                    December 31, 1997
        -------------------------      ---------------------------       ---------------------------
        (U.S.$ in thousands)
                                                        Under U.S.                        Under U.S.
                                           As           Accounting           As           Accounting
                                        reported        Principles        reported        Principles
                                       ----------       ----------       ----------       ----------
         Net capital assets            $  250,412       $  233,140       $  236,715       $  218,673
         Deferred tax - asset          $    3,224       $    5,198       $    3,442       $    5,537
         Deferred tax - liability      $   14,230       $    9,715       $   13,367       $    8,737
         Deficit                       $   (6,736)      $  (17,519)      $   (7,089)      $  (18,406)

         The effect on consolidated earnings of these differences is summarized as follows:

         THREE MONTHS ENDED MARCH 31                                                 1998               1997
         ------------------------------------------------------------------      ------------       ------------
         (U.S.$ in thousands except number of shares and per share amounts)
         Net income applicable to common shares  as reported                     $        556       $      3,924

         Add reduction in depletion expense                                               770                893
         Less increase in deferred tax provision                                         (236)              (341)
                                                                                 ------------       ------------
         Net income applicable to common shares under U.S.
          accounting principles                                                  $      1,090       $      4,476
                                                                                 ============       ============

         Net income per common share under U.S.
          accounting principles:
                                    - Basic                                      $       0.08       $       0.33
                                                                                 ============       ============
                                    - Fully diluted                                      0.08               0.32
                                                                                 ============       ============
         Fully diluted number of common shares outstanding                         13,922,248         13,822,413
                                                                                 ============       ============

         The Company applies the intrinsic value method prescribed by APB Opinion 25 and related interpretations in accounting for share option transactions. Accordingly, no compensation cost is recognized in the accounts. U.S. accounting principles require disclosure of the impact on earnings and earnings per share of the value of options granted after 1994, calculated in accordance with FAS 123. Such impact would amount to a net of tax charge to income of $422,000 (1997 - $225,000). After reflecting this charge, pro forma net income applicable to common shares under U.S. accounting principles would be $668,000 (1997 - $4,251,000); net income per common share under U.S. accounting principles would be $0.05 (1997- $0.31); and pro forma fully diluted earnings per common share under U.S. accounting principles would be $0.05 (1997 - $0.31). These effects are not necessarily indicative of those to be expected in future periods.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

          To be read in conjunction with the accompanying consolidated condensed financial statements.

RESULTS OF OPERATIONS
Three months ended March 31, 1998 and 1997

The 25% decrease in first quarter 1998 production revenue resulted from a 25% decrease in average price received for natural gas to $2.12 per mcf, a 36% decrease in average oil price received to $13.84 per barrel, a 1% decrease in natural gas production to 7.5 bcf and a 29% increase in oil production volume to 294,000 barrels, all as compared to the corresponding 1997 period.

Quarter ended March 31,

                                          1998                                             1997
                      ---------------------------------------------   ---------------------------------------------
                                Natural Gas            Oil and NGLs            Natural Gas             Oil and NGLs
                                  (mmcfd)                  (bd)                  (mmcfd)                   (bd)
                      Gulf of      North                              Gulf of     North
                      Mexico       Sea        Total        Total      Mexico       Sea        Total        Total
                      ------      ------      ------      ------      ------      ------      ------      ------
Gross production        67.7        15.3        83.0       3,269        69.2        15.0        84.2       2,528
Royalties               13.8          --        13.8         412        13.5          --        13.5         370
Net production          53.9        15.3        69.2       2,857        55.7        15.0        70.7       2,158
Average price         $ 2.24      $ 1.55      $ 2.12      $13.84      $ 3.02      $ 1.92      $ 2.82      $21.73

U.S. gas prices in the first quarter were significantly lower relative to last year. Demand for energy was reduced due to mild temperatures during the quarter. The degree day indicator, a measure of heating demand for energy, was down 9% from normal in the primary markets for Chieftain's gas in eastern and central parts of the continent. However, by April the effects of the warm winter had diminished and gas prices for the remainder of the year, based on NYMEX futures prices, rose above the levels of last year. Oil prices fell more than gas prices due to reduced demand caused by warmer weather and by adverse economic conditions in some parts of the world. Increased supply also contributed to the oil price decline.

Production expenses for the first three months of 1998 increased 15% from the 1997 period, primarily reflecting the commencement of production at East Cameron 349 and significant pipeline repair costs in the South Pass area. Depletion and amortization expense increased 9%, the result of a 3% increase in units of production and a 6% increase in the average depletion rate to $1.12 per gas equivalent unit.

CAPITAL RESOURCES AND LIQUIDITY

The following table summarizes cash provided from or (used in) operating, financing and investing activities for each of the periods shown:

Three months ended March 31,                          1998               1997
-----------------------------                       --------           --------
Cash provided from (used in):
  Operating activities                              $ 10,730           $ 15,991
  Financing activities                                (1,392)               178
  Investing activities                               (18,489)           (11,815)
                                                    --------           --------
Increase (decrease) in cash                         $ (9,151)          $  4,354
                                                    ========           ========

Cash generated from operating activities decreased 28% primarily as a result of lower operating revenue.

Financing activities in 1998 used $1.4 million of cash, the net result of the exercise of employee stock options for $0.1 million and the purchase, for $1.5 million, of 66,500 common shares for cancellation. In October 1997, the Company announced a normal course issuer bid for up to 500,000 common shares. Financing activities in the comparable period in 1997 provided $0.2 million of cash, the result of the exercise of employee stock options.

Cash used in investing activities increased 56% to $18.5 million, in comparison to the 1997 period. During the 1998 period, Chieftain participated in 22 wells of which 6 were drilling at quarter end. During the comparable 1997 period, Chieftain participated in 19 wells of which 4 were drilling at quarter end. All of the 1998 and 1997 wells were in the U.S. Chieftain plans to drill up to 32 exploratory and 10 development wells in the Gulf of Mexico during the remaining three quarters of 1998. The high levels of industry activity in 1997 have carried through to the first quarter of 1998, particularly in the Gulf of Mexico. Such continuing high levels of demand for drilling and services have resulted in cost increases and delays in exploration and development programs. A continuation of depressed oil prices could lead to a reduction in demand for drilling and related services resulting in improved availability and lower exploration costs.

March 31, 1998 cash of $17.8 million was down $29.0 million from the comparable 1997 amount. Chieftain's $100,000,000 revolving credit facility was not drawn upon at March 31, 1998 and Chieftain remains debt-free.

OUTLOOK

While lower first quarter prices for natural gas and oil from year earlier levels indicate the possibility of lower average prices for 1998, higher production volumes are anticipated which should result in steadily increasing cash flow from operations.

Capital expenditures for 1998 are budgeted at $85 million, of which $24 million was spent in the first quarter. The capital expenditures are expected to be funded by cash flow from operations and working capital. Such capital expenditures can be varied significantly with respect to timing and priority dependent upon exploration success, availability of equipment and services and current opportunities.

INFORMATION REGARDING FORWARD LOOKING FINANCIAL STATEMENTS

This Form 10-Q report contains forward-looking statements that are subject to risk factors associated with the oil and gas business. Chieftain believes that the expectations reflected in these statements are reasonable, but may be affected by a variety of variables including, but not limited to: price fluctuations, currency fluctuations, drilling and production results, imprecision of reserve estimates, loss of market, industry competition, environmental risks, political risks and capital restrictions.

                                     PART II

Item 1.  Legal Proceedings

         Chieftain is not party to, and none of its properties is the subject of, any material legal proceedings.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         Chieftain has declared and paid all cumulative dividends.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters have been submitted to a vote of the security holders of the Company during the first quarter of 1998.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports of Form 8-K

         None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chieftain International, Inc.
       (Registrant)


/s/ E. L. Hahn
--------------------------------------------
E. L. Hahn
Senior Vice President, Finance and Treasurer
(Chief Financial Officer)


Dated: April 17, 1998