Form 10-Q
period 1998-06-30
CHIEFTAIN INTERNATIONAL INC
filed 1998-08-14
CIK 846871

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to  ____________________

Commission file number:  1-10216

                         CHIEFTAIN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


Alberta, Canada                                                 None
---------------------------------------------    ------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification No.)
incorporation or organization)

1201 Toronto Dominion Tower, Edmonton Centre,
Edmonton, Alberta, Canada                                      T5J  2Z1
---------------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code/Postal Code)

Registrant's telephone number, including area code: (403) 425-1950

                                 Not Applicable
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes X   No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


Title of each class        Date        Number Outstanding
-------------------  ----------------  ------------------
Common shares           July 31 ,1998      13,462,991

                         CHIEFTAIN INTERNATIONAL, INC.

                   JUNE 30, 1998  FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                     PART I


                                                                        Page No.
Item 1.  Financial Statements


         Consolidated Condensed Balance Sheet -
              June 30, 1998 and December 31, 1997                             3

         Consolidated Condensed Statement of Income -
              Six months ended June 30, 1998 and 1997 and
              Three months ended June 30, 1998 and 1997                       4

         Consolidated Condensed Statement of Changes in Financial Position -
              Six months ended June 30, 1998 and 1997                         5

         Notes to Consolidated Condensed Financial Statements                 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        10


                                    PART II

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities                                                13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13


         Signatures                                                           14

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED BALANCE SHEET
(Full Cost Method of Accounting)


                                            JUNE 30,            December 31,
                                              1998                  1997
----------------------------------------------------------------------------
(U.S. $ in thousands)
(unaudited)

ASSETS

Current assets:
 Cash and short-term deposits            $     7,604            $   26,925
 Accounts receivable                          10,407                10,862
 Other                                           966                   606
                                         ---------------------------------
                                              18,977                38,393

Capital assets - net                         260,209               236,715

Deferred income taxes                          3,146                 3,442

                                         ---------------------------------
                                         $   282,332            $  278,550
                                         =================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued            $    12,507            $   15,717

Long-term debt                                10,000                     -

Deferred income taxes                         14,297                13,367

Preferred shares of a subsidiary              63,403                63,403

Shareholders' equity:
 Common shares                               191,212               192,845
 Contributed surplus                               -                   307
 Deficit                                     (9,087)               (7,089)
                                         ---------------------------------
                                             182,125               186,063
                                         ---------------------------------
                                         $   282,332            $  278,550
                                         =================================

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME




                                                     Six months ended June 30                         Three months ended June 30
                                                  1998                       1997                    1998                    1997
-----------------------------------------------------------------------------------------------------------------------------------
(U.S. $ in thousands except number of shares and per share amounts)
(unaudited)

Production revenue, net of royalties       $      31,030          $          36,042       $          14,464       $          14,118
Interest and other revenue
(Note 2)                                           2,492                      1,328                     340                     689
                                           ----------------------------------------------------------------------------------------
                                                  33,522                     37,370                  14,804                  14,807
                                           ----------------------------------------------------------------------------------------

Production expenses                                8,013                      6,818                   4,143                   3,457
General and administrative expenses                2,751                      2,292                   1,114                   1,031
Interest expense                                      25                          -                      25                       -
Depletion and amortization                        20,191                     18,545                   9,864                   9,048
                                           ----------------------------------------------------------------------------------------
                                                  30,980                     27,655                  15,146                  13,536
                                           ----------------------------------------------------------------------------------------

Income (loss) before income taxes
and dividends on preferred shares
of a subsidiary                                    2,542                      9,715                   (342)                   1,271
Income taxes (Note 3)                              1,250                      3,790                     157                     505
                                           ----------------------------------------------------------------------------------------

Income (loss) before dividends on
preferred shares of a subsidiary                   1,292                      5,925                   (499)                     766
Dividends on preferred shares of a
subsidiary                                         2,471                      2,471                   1,236                   1,236
                                           ----------------------------------------------------------------------------------------

Net income (loss) applicable to
common  shares                             $     (1,179)          $           3,454       $         (1,735)       $           (470)
                                           ========================================================================================
Net income (loss) per common  share
(Note 4) - Basic                           $      (0.09)          $            0.25       $          (0.13)       $          (0.04)
                                           ========================================================================================
         - Fully diluted                   $      (0.09)          $            0.25       $          (0.13)       $          (0.04)
                                           ========================================================================================
Weighted average number of common
shares outstanding:
         - Basic                              13,562,863                 13,604,388              13,526,185              13,608,074
                                           ========================================================================================
         - Fully diluted                      13,562,863                 13,604,388              13,526,185              13,608,074
                                           ========================================================================================

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN FINANCIAL POSITION



SIX MONTHS ENDED JUNE 30                                    1998           1997
----------------------------------------------------------------------------------
(U.S. $ in thousands)
(unaudited)

Operating activities:
 Net income (loss) applicable to common shares          $   (1,179)    $     3,454
 Items not requiring a current cash outlay                   21,417         22,287
                                                        --------------------------
                                                             20,238         25,741
 Net change in non-cash operating working capital           (2,322)          3,143
                                                        --------------------------
                                                             17,916         28,884
Financing activities:
 Issue of common shares                                         301            324
 Purchase of common shares for cancellation                 (3,061)              -
 Increase in long-term debt                                  10,000              -
                                                        --------------------------
                                                              7,240            324
Investing activities:
 Lease acquisition, exploration and drilling costs         (37,688)       (28,721)
 Pipelines and production equipment acquired                (5,938)        (3,177)
                                                        --------------------------
                                                           (43,626)       (31,898)
 Purchase of other capital assets                              (59)           (29)
 Change in investing accounts payable and accrued             (792)        (1,129)
                                                        --------------------------
                                                           (44,477)       (33,056)
                                                        --------------------------
Change in cash and short term deposits                     (19,321)        (3,848)

Beginning cash and short-term deposits                       26,925         42,449
                                                        --------------------------
Ending cash and short-term deposits                     $     7,604    $    38,601
                                                        ==========================

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation:

      In the opinion of Chieftain International, Inc. (the "Company" and together with its subsidiaries "Chieftain"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as at June 30, 1998 and December 31, 1997 and the results of operations and changes in financial position for the six months ended June 30, 1998 and 1997. Certain information and notes normally included in Chieftain's financial statements prepared in conformity with Canadian generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Chieftain's Annual Report on Form 10-K for the year ended December 31, 1997.

      Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

      The results of operations and changes in financial position for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

      Material differences between Canadian and U.S. accounting principles that affect Chieftain are referred to in Note 5, which provides the condensed effects of the differences on earnings and balance sheet accounts.

2.    Interest and Other Revenue:

      Interest and other revenue for the first quarter of 1998 included $1.6 million awarded by the courts pursuant to a successful claim for recovery of excess transportation charges incurred from 1990 through 1997. The award comprises transportation charges, legal fees and judgement interest in the amounts of $1,129,000, $282,000 and $189,000, respectively.

3.    Income Taxes:

      The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income
      (loss) before dividends paid on preferred shares of a subsidiary as a result of the following:


                                                       SIX MONTHS ENDED JUNE 30           Three months ended June 30
                                                        1998              1997                1998             1997
--------------------------------------------------------------------------------------------------------------------
(U.S. $ in thousands) (unaudited)

Tax at statutory Canadian rate 44.62%               $  1,137      $          4,335       $    (150)       $     567

Lower income tax rate on earnings of U.S.
        subsidiaries                                   (239)                 (716)             (17)            (96)

Canadian income tax on exchange loss (gain)
        which is eliminated upon consolidation           173                   150              155              85

Exchange revaluation of Canadian
        deferred tax assets                              117                     -              123               -

Other                                                     62                    21               46            (51)
                                                    ---------------------------------------------------------------

Tax at effective rate                               $  1,250      $          3,790       $      157       $     505
                                                    ===============================================================

Effective tax rate                                     49.2%                 39.0%          (45.9%)           39.7%
                                                    ===============================================================

4.    Per Share Amounts:

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

5.    United States Accounting Principles:

      U.S. full cost accounting rules differ materially from the Canadian full cost accounting guidelines followed by Chieftain. The U.S. rules require an impairment test to be conducted quarterly whereas the Canadian guidelines require this test only at year-end. In determining the limitation on carrying values, U.S. rules require the discounting of future net revenues at 10% and Canadian guidelines require the use of undiscounted future net revenues and the deduction of estimated future administrative costs. The quarterly test required by U.S. accounting rules, using June 30 U.S. gas and oil prices of $2.09 per mcf and $12.40 per barrel to determine future net revenues, would have resulted in a write-down of U.S. property carrying costs of $16.1 million, after providing for tax recoveries of $8.6 million.

     The effect on the Consolidated Condensed Balance Sheet of the differences between Canadian and U.S. accounting principles is as follows:


AS AT                                JUNE 30, 1998                       December 31, 1997
----------------------------------------------------------------------------------------------------
(U.S.$ in thousands)
                                                   Under U.S.                             Under U.S.
                                                   Accounting                             Accounting
                                As reported        Principles         As reported         Principles
                             --------------     -------------      --------------      -------------
Net capital assets           $      260,209     $     218,861      $      236,715      $     218,673
Deferred tax - asset         $        3,146     $       4,792      $        3,442      $       5,537
Deferred tax - liability     $       14,297     $       1,061      $       13,367      $       8,737
Deficit                      $      (9,087)     $    (35,553)      $      (7,089)      $    (18,406)

The effect on consolidated earnings of these differences is summarized as follows:



SIX MONTHS ENDED JUNE 30                                            1998                             1997
----------------------------------------------------------------------------------------------------------
(U.S.$ in thousands except number of shares and per share amounts)

Net income (loss) applicable to common shares
 as reported                                                   $     (1,179)             $           3,454
Additional depletion                                                (24,725)                             -
                                                               -------------------------------------------
                                                                    (25,904)                         3,454

Add reduction in depletion expense                                     1,419                         1,694
Less (increase) decrease in deferred tax provision                     8,157                         (627)
                                                              --------------------------------------------
Net income (loss) applicable to common shares
 under U.S. accounting principles                             $     (16,328)             $           4,521
                                                              ============================================

Net income (loss) per common share under U.S.
accounting principles:
        - Basic                                               $       (1.20)             $            0.33
                                                              ============================================
        - Fully diluted                                       $       (1.20)             $            0.33
                                                              ============================================
Fully diluted number of common shares outstanding                 13,562,863                    13,885,675
                                                              ============================================

THREE MONTHS ENDED JUNE 30                                           1998                                     1997
---------------------------------------------------------------------------------------------------------------------
(U.S.$ in thousands except number of shares and per share amounts)

Net income (loss) applicable to common shares
 as reported                                                    $      (1,735)                         $        (470)
Additional depletion                                                  (24,725)                                      -
                                                                -----------------------------------------------------
                                                                      (26,460)                                  (470)

Add reduction in depletion expense                                         649                                    801
Less (increase) decrease in deferred tax provision                       8,393                                  (286)
                                                                -----------------------------------------------------
Net income(loss)  applicable to common shares  under
 U.S. accounting principles                                     $     (17,418)                         $           45
                                                                =====================================================

Net income (loss) per common share under U.S.
 accounting principles:
        - Basic                                                 $       (1.29)                         $         0.00
                                                                =====================================================
        - Fully diluted                                         $       (1.29)                         $         0.00
                                                                =====================================================
Fully diluted number of common shares outstanding                   13,526,185                             13,608,074
                                                                =====================================================

The Company applies the intrinsic value method prescribed by APB Opinion 25 and related interpretations in accounting for share option transactions. Accordingly, no compensation cost is recognized in the accounts. U.S. accounting principles require disclosure of the impact on earnings and earnings per share of the value of options granted after 1994, calculated in accordance with FAS 123. Such impact, for the six months ended June 30, 1998 would amount to a net of tax charge to income of $873,000 (1997 - $513,000) and for the three months ended June 30 such impact would amount to a net of tax charge to income of $451,000 (1997 - $288,000). Under U.S. accounting principles after reflecting this charge, for the six months ended June 30, pro forma net income
(loss) applicable to common shares would be $(17,201,000) (1997 - $4,008,000); net income (loss) per common share under U.S. accounting principles would be $(1.27)(1997- $0.30); and pro forma fully diluted earnings (loss) per common share would be $(1.27) (1997 - $0.29). For the three months ended June 30, pro forma net income (loss) applicable to common shares under U.S. accounting principles would be $(17,869,000) (1997 - $(243,000)); pro forma net income
(loss) per common share would be $(1.32) (1997 - $(0.02)); and pro forma fully diluted earnings (loss) per common share would be $(1.32) (1997 - $(0.02)). These effects are not necessarily indicative of those to be expected in future periods.

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     To be read in conjunction with the accompanying consolidated condensed financial statements.


RESULTS OF OPERATIONS
Six months ended June 30, 1998 and 1997

The 14% decrease in first half 1998 production revenue resulted from a 13% decrease in average price received for natural gas to $2.04 per mcf, a 37% decrease in average oil price received to $12.65 per barrel, a less than 1% decrease in natural gas production to 14.6 bcf and a 36% increase in oil production volume to 612,000 barrels, all as compared to the corresponding 1997 period.


Six months ended
June 30,                             1998                                 1997
---------------------------------------------------------------------------------------------
                           Natural Gas       Oil and NGLs      Natural Gas       Oil and NGLs
                            (mmcfd)             (bd)             (mmcfd)             (bd)
                      Gulf of  North                       Gulf of  North
                      Mexico    Sea   Total     Total      Mexico    Sea   Total     Total
---------------------------------------------------------------------------------------------
Gross production       69.9    10.9   80.8      3,382       68.0    13.2   81.2     2,487
Royalties              14.4     --    14.4        442       13.5      --   13.5       359
Net production         55.5    10.9   66.4      2,940       54.5    13.2   67.7     2,128
Average price         $2.15   $1.32  $2.04     $12.65      $2.50   $1.55  $2.35    $19.97


Three  months ended
June 30,                             1998                                 1997
---------------------------------------------------------------------------------------------
                           Natural Gas       Oil and NGLs       Natural Gas       Oil and NGLs
                             (mmcfd)             (bd)             (mmcfd)             (bd)
                      Gulf of  North                       Gulf of  North
                      Mexico    Sea   Total     Total      Mexico    Sea   Total     Total
---------------------------------------------------------------------------------------------
Gross production       72.0     6.6   78.6      3,495       66.8    11.4   78.2      2,446
Royalties              14.9      --   14.9        473       13.4      --   13.4        348
Net production         57.1     6.6   63.7      3,022       53.4    11.4   64.8      2,098
Average price         $2.07   $0.81  $1.96     $11.54      $1.97   $1.06  $1.84     $18.17

U.S. gas prices received during the second quarter were similar relative to the last year, whereas U.S. gas prices in the first quarter were significantly lower relative to last year. Demand for energy was reduced due to mild temperatures during the first quarter. During the first quarter the degree day indicator, a measure of heating demand for energy, was down 9% from normal in the primary markets for Chieftain's gas in eastern and central parts of the continent. However, by April the effects of the warm winter had diminished. Oil prices fell more than gas prices due to reduced demand caused by warmer weather and by continuing adverse economic conditions in some parts of the world. Increased supply also contributed to the oil price decline. A decision of the Organization of Petroleum Exporting Countries to start reducing production quotas effective July 1, 1998, has yet to result in stronger futures prices.

Production expenses for the first six months of 1998 increased 18% from the 1997 period, primarily reflecting the commencement of production at East Cameron 349 and significant pipeline repair costs in the South Pass area. On a gas equivalent basis, production expenses increased 12% to $0.438/mcfe, reflecting the higher lifting costs associated with increased oil production which comprised 20% of Chieftain's gas equivalent production during the first half of 1998, up from 16% in the comparable 1997 period. General and administrative expenses for the first six months of 1998 increased 20% from the 1997 period, primarily reflecting increased performance based compensation payments made during the first quarter. On a gas equivalent basis, general and administrative expenses increased 14% to $0.15/mcfe compared to the corresponding 1997 period. Depletion and amortization expense increased 9%, the result of a 5% increase in units of production and a 3% increase in the average depletion rate to $1.10 per gas equivalent unit.

CAPITAL RESOURCES AND LIQUIDITY

The following table summarizes cash provided from (used in) operating, financing and investing activities for each of the periods shown:


Six months ended June 30,             1998           1997
-----------------------------------------------------------
Cash provided from (used in):
Operating activities             $    17,916    $    28,884
Financing activities                   7,240            324
Investing activities                (44,477)       (33,056)
                                 --------------------------
Decrease in cash                 $  (19,321)    $   (3,848)
                                 ==========================

Cash generated from operating activities decreased 38% primarily as a result of lower operating revenue.

Financing activities in 1998 provided $7.2 million of cash, the net result of the exercise of employee stock options for $0.3 million, the purchase, for $3.1 million, of 136,500 common shares for cancellation and the drawdown of $10 million of Chieftain's revolving credit facility. Through June 30, 1998, 172,800 common shares had been purchased and cancelled pursuant to the Company's normal course issuer bid, announced in October, 1997, for up to 500,000 common shares. Financing activities in the comparable period in 1997 provided $0.3 million of cash, the result of the exercise of employee stock options.

Cash used in investing activities increased 35% to $44.5 million, in comparison to the 1997 period. Chieftain participated in 32 wells of which 4 were drilling at quarter end during the 1998 period. During the comparable 1997 period, Chieftain participated in 32 wells of which 4 were drilling at quarter end. All of the 1998 and 1997 wells were in the U.S. Chieftain plans to drill up to 11 exploratory and 4 development wells in the Gulf of Mexico during the remaining half of 1998. The high levels of industry activity in 1997 which carried through to the first quarter of 1998, particularly in the Gulf of Mexico were not sustained in the second quarter. Companies with a large amount of oil production are experiencing capital constraints and are reducing activity levels. Oil comprises 20% of Chieftain's total gas equivalent production, minimizing the effect of weak oil prices on its cash flow.

June 30, 1998 cash of $7.6 million was down $31.0 million from the comparable 1997 amount. $90,000,000 of Chieftain's $100,000,000 revolving credit facility was not drawn upon at June 30, 1998.

OUTLOOK

While lower first half prices for natural gas and oil from year earlier levels indicate the possibility of lower average prices for 1998, higher production volumes are anticipated which should result in steadily increasing quarterly cash flow from operations for the balance of 1998.

Capital expenditures for 1998 are budgeted at $95 million, of which $44 million was spent in the first half. The capital expenditures are expected to be funded by cash flow from operations, working capital and the revolving credit facility. Such capital expenditures can be varied significantly with respect to timing and priority dependent upon exploration success, availability of equipment and services and current opportunities.

INFORMATION REGARDING FORWARD LOOKING FINANCIAL STATEMENTS

This Form 10-Q report contains forward-looking statements that are subject to risk factors associated with the oil and gas business. Chieftain believes that the expectations reflected in these statements are reasonable, but may be affected by a variety of factors including, but not limited to: price fluctuations, currency fluctuations, drilling and production results, imprecision of reserve estimates, loss of market, industry competition, environmental risks, political risks and capital restrictions.

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


Item 4.         Submission of Matters to a Vote of Security Holders


a. An annual meeting of shareholders of the Company was held on May 14, 1998.

b. Directors elected for a term of three years were: S. A. Milner, A.O.E., LL.D and D. E. Mitchell, O.C. Other directors whose terms of office as directors continued after the meeting are: S. C. Hurley, H. J. Kelly, J.
     E. Maybin, L. G. Munin, E. S. Ondrack, and S. T. Peeler.

c.   The matters voted upon and the results of the voting were as follows:

      (i) The shareholders voted 8,252,548 shares in the affirmative and withheld from voting 3,600 shares to elect Stanley A. Milner and David E. Mitchell as directors to hold office for a term of three years.

      (ii) The shareholders voted 8,251,238 shares in the affirmative and withheld from voting 4,910 shares to appoint Price Waterhouse as auditors of the Company to hold office until the close of the next annual meeting.


Item 5.         Other Information

     None


Item 6.         Exhibits and Reports of Form 8-K

     None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Chieftain International, Inc.
-----------------------------
      (Registrant)






/s/  E. L. Hahn
-----------------------------------------------------
E. L. Hahn
Senior Vice President, Finance and Treasurer
(Chief Financial Officer)


Dated: August 12, 1998