Form 10-Q
period 1998-09-30
CHIEFTAIN INTERNATIONAL INC
filed 1998-11-10
CIK 846871

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  1-10216

                          CHIEFTAIN INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Alberta, Canada                                                      None
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1201 Toronto Dominion Tower, Edmonton Centre,
Edmonton, Alberta, Canada                                        T5J  2Z1
----------------------------------------------            ----------------------
(Address of principal executive offices)                  (Zip Code/Postal Code)


Registrant's telephone number, including area code:    (403) 425-1950


                                 Not Applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                  Date                     Number Outstanding
-------------------             ----------------              ------------------
 Common shares                  November 2, 1998                  13,385,991


                          CHIEFTAIN INTERNATIONAL, INC.

                  SEPTEMBER 30, 1998 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                   Page No.
Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet -
             September 30, 1998 and December 31, 1997                                  3

         Consolidated Condensed Statement of Income
             Nine months ended September 30, 1998 and 1997 and
             Three months ended September 30, 1998 and 1997                            4

         Consolidated Condensed Statement of Changes in Financial Position -
              Nine months ended September 30, 1998 and 1997                            5

         Notes to Consolidated Condensed Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                 10

                                   PART II

Item 1.  Legal Proceedings                                                             13

Item 2.  Changes in Securities                                                         13

Item 3.  Defaults Upon Senior Securities                                               13

Item 4.  Submission of Matters to a Vote of Security Holders                           13

Item 5.  Other Information                                                             13

Item 6.  Exhibits and Reports on Form 8-K                                              13

Signatures                                                                             14

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED BALANCE SHEET
(Full Cost Method of Accounting)

                                              SEPTEMBER 30,       December 31,
                                                1998                1997
-------------------------------------------------------------------------------
(U.S. $ in thousands)
(unaudited)

ASSETS

Current assets:
  Cash and short-term deposits                $   6,103           $  26,925
  Accounts receivable                             9,931              10,862
  Other                                           1,277                 606
                                              ---------           ---------
                                                 17,311              38,393

Capital assets - net                            272,905             236,715

Deferred income taxes                             2,888               3,442
                                              ---------           ---------
                                              $ 293,104           $ 278,550
                                              =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued                $  13,279           $  15,717

Long-term debt                                   25,000                  --

Deferred income taxes                            13,927              13,367

Preferred shares of a subsidiary                 63,403              63,403

Shareholders' equity:
  Common shares                                 189,534             192,845
  Contributed surplus                                --                 307
  Deficit                                       (12,039)             (7,089)
                                              ---------           ---------
                                                177,495             186,063
                                              ---------           ---------
                                              $ 293,104           $ 278,550
                                              =========           =========

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                            Nine months                               Three months
                                              -----------------------------------          -----------------------------------
PERIOD ENDED SEPTEMBER 30,                        1998                   1997                  1998                   1997
------------------------------------------------------------------------------------------------------------------------------
 (U.S. $ in thousands except shares and
 per share amounts)
 (unaudited)

Production revenue, net of royalties          $     44,852           $     50,346          $     13,822           $     14,304
Interest and other revenue  (Note 2)                 2,613                  1,915                   121                    587
                                              ------------           ------------          ------------           ------------
                                                    47,465                 52,261                13,943                 14,891
                                              ------------           ------------          ------------           ------------

Production expenses                                 12,219                 10,185                 4,206                  3,367
General and administrative expenses                  3,668                  3,288                   917                    996
Interest expense                                       285                     --                   260                     --
Depletion and amortization                          30,096                 27,124                 9,905                  8,579
                                              ------------           ------------          ------------           ------------
                                                    46,268                 40,597                15,288                 12,942
                                              ------------           ------------          ------------           ------------
Income (loss) before income taxes
 and dividends on preferred shares
 of a subsidiary                                     1,197                 11,664                (1,345)                 1,949
Income taxes (Note 3)                                1,141                  4,467                  (109)                   677
                                              ------------           ------------          ------------           ------------
Income (loss) before dividends on
 preferred shares of a subsidiary                       56                  7,197                (1,236)                 1,272
Dividends on preferred shares of a
 subsidiary                                          3,707                  3,707                 1,236                  1,236
                                              ------------           ------------          ------------           ------------
Net income (loss) applicable to
 common  shares                               $     (3,651)          $      3,490          $     (2,472)          $         36
                                              ============           ============          ============           ============
Net income (loss) per common  share
 (Note 4)  - Basic                            $      (0.27)          $       0.26          $      (0.18)          $       0.01
                                              ============           ============          ============           ============
          - Fully diluted                     $      (0.27)          $       0.26          $      (0.18)          $       0.01
                                              ============           ============          ============           ============
Weighted average number of common
 shares outstanding:
          - Basic                               13,520,786             13,611,995            13,438,005             13,626,973
                                              ============           ============          ============           ============
          - Fully diluted                       13,520,786             13,611,995            13,438,005             13,626,973
                                              ============           ============          ============           ============

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN FINANCIAL POSITION

NINE MONTHS ENDED SEPTEMBER 30                                 1998               1997
--------------------------------------------------------------------------------------
(U.S. $ in thousands)
(unaudited)

Operating activities:
  Net income (loss) applicable to common shares              $ (3,651)          $  3,490
  Items not requiring a current cash outlay                    31,210             31,579
                                                             --------           --------
                                                               27,559             35,069
  Net change in non-cash operating working capital               (713)             5,713
                                                             --------           --------
                                                               26,846             40,782

Financing activities:
  Issue of common shares                                          437                923
  Purchase of common shares for cancellation                   (5,355)                --
  Increase in long-term debt                                   25,000                 --
                                                             --------           --------
                                                               20,082                923
Investing activities:
  Lease acquisition, exploration and drilling costs           (55,847)           (46,387)
  Pipelines and production equipment acquired                 (10,351)            (6,026)
                                                             --------           --------
                                                              (66,198)           (52,413)
  Purchase of other capital assets                                (87)              (271)
  Change in investing accounts payable and accrued             (1,465)             1,888
                                                             --------           --------
                                                              (67,750)           (50,796)
                                                             --------           --------

Change in cash and short term deposits                        (20,822)            (9,091)

Beginning cash and short-term deposits                         26,925             42,449
                                                             --------           --------

Ending cash and short-term deposits                          $  6,103           $ 33,358
                                                             ========           ========



See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Basis of Presentation:

       In the opinion of Chieftain International, Inc. (the "Company" and together with its subsidiaries "Chieftain"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as at September 30, 1998 and December 31, 1997 and the results of operations and changes in financial position for the nine months ended September 30, 1998 and 1997. Certain information and notes normally included in Chieftain's financial statements prepared in conformity with Canadian generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Chieftain's Annual Report on Form 10-K for the year ended December 31, 1997.

       Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

       The results of operations and changes in financial position for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.     Income Taxes:

       The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income
       (loss) before dividends paid on preferred shares of a subsidiary as a result of the following:

                                                             NINE MONTHS                          Three months
                                                     --------------------------            --------------------------
Period ended September 30,                             1998               1997              1998                1997
---------------------------------------------------------------------------------------------------------------------
(U.S. $ in thousands) (unaudited)

Tax at statutory Canadian rate 44.62%                $   534            $ 5,204            $  (603)           $   869
Lower income tax rate on earnings of U.S.
  subsidiaries                                          (144)              (893)                95               (177)
Canadian income tax on exchange loss (gain)
  which is eliminated upon consolidation                 220                 (1)                47                (97)
Prior years' tax reassessments                           208                 --                208                 --
Exchange revaluation of Canadian
  deferred tax assets                                    222                 --                105                 --
Other                                                    101                157                 39                 82
                                                     -------            -------            -------            -------

Tax at effective rate                                $ 1,141            $ 4,467            $  (109)           $   677
                                                     =======            =======            =======            =======

Effective tax rate                                      95.3%              38.3%               8.1%              34.7%
                                                     =======            =======            =======            =======

4.     Per Share Amounts:

       Net income per common share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period.

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

       The effect on the Consolidated Condensed Balance Sheet of the differences between Canadian and U.S. accounting principles is as follows:

       AS AT                                   SEPTEMBER 30, 1998                       December 31, 1997
       --------------------------------------------------------------------------------------------------------
       (U.S.$ in thousands)
                                                             Under U.S.                              Under U.S.
                                             As              Accounting             As               Accounting
                                          reported           Principles          reported            Principles
                                          --------           ----------          --------            ----------
       Net capital assets                $ 272,905           $ 232,769           $ 236,715           $ 218,673
       Deferred tax - asset              $   2,888           $   4,243           $   3,442           $   5,537
       Deferred tax - liability          $  13,927           $   1,108           $  13,367           $   8,737
       Deficit                           $ (12,039)          $ (38,001)          $  (7,089)          $ (18,406)

       The effect on consolidated earnings of these differences is summarized as follows:

       NINE MONTHS ENDED SEPTEMBER 30                                        1998                   1997
       --------------------------------------------------------------------------------------------------------
       (U.S.$ in thousands except shares and per share amounts)

       Net income (loss) applicable to common shares as
         reported                                                        $     (3,651)          $      3,490
       Additional depletion                                                   (24,725)                    --
                                                                         ------------           ------------
                                                                              (28,376)                 3,490

       Add reduction in depletion expense                                       2,631                  2,283
       Less (increase) decrease in deferred tax provision                       7,449                   (849)
                                                                         ------------           ------------
       Net income (loss) applicable to common shares
         under U.S. accounting principles                                $    (18,296)          $      4,924
                                                                         ============           ============

       Net income (loss) per common share under U.S.
         accounting principles:
                              - Basic                                    $      (1.35)          $       0.36
                                                                         ============           ============
                              - Fully diluted                            $      (1.35)          $       0.35
                                                                         ============           ============
       Fully diluted number of common shares outstanding                   13,520,786             14,002,071
                                                                         ============           ============

       THREE MONTHS ENDED SEPTEMBER 30                                       1998                   1997
       ------------------------------------------------------------------------------------------------------
       (U.S.$ in thousands except shares and per share amounts)

       Net income (loss) applicable to common shares
         as reported                                                     $     (2,472)          $         36

       Add reduction in depletion expense                                       1,212                    589
       Less (increase) decrease in deferred tax provision                        (708)                  (222)
                                                                         ------------           ------------
       Net income(loss) applicable to common shares under
         U.S. accounting principles                                      $     (1,968)          $        403
                                                                         ============           ============
       Net income (loss) per common share under U.S.
         accounting principles:
                              - Basic                                    $      (0.15)          $       0.03
                                                                         ============           ============
                              - Fully diluted                            $      (0.15)          $       0.03
                                                                         ============           ============
       Fully diluted number of common shares outstanding                   13,438,005             14,017,049
                                                                         ============           ============

       The Company applies the intrinsic value method prescribed by APB Opinion 25 and related interpretations in accounting for share option transactions. Accordingly, no compensation cost is recognized in the accounts. U.S. accounting principles require disclosure of the impact on earnings and earnings per share of the value of options granted after 1994, calculated in accordance with FAS 123. Such impact, for the nine months ended September 30, 1998 would amount to a net of tax charge to income of $1,270,000 (1997 - $927,000) and for the three months ended September 30 such impact would amount to a net of tax charge to income of $397,000 (1997 - $414,000). Under U.S. accounting principles after reflecting this charge, for the nine months ended September 30, pro forma net income (loss) applicable to common shares would be $(19,566,000) (1997 - $3,997,000); net income (loss) per common share under U.S. accounting principles would be $(1.45)(1997 - $0.29); and pro forma fully diluted earnings (loss) per common share would be $(1.45) (1997 - $0.29). For the three months ended September 30, pro forma net income (loss) applicable to common shares under U.S. accounting principles would be $(2,365,000) (1997 - $(11,000)); pro forma net income (loss) per common share would be $(0.18) (1997 - $(0.01)); and pro forma fully diluted earnings (loss) per common share would be $(0.18) (1997 - $(0.01)). These effects are not necessarily indicative of those to be expected in future periods.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

          To be read in conjunction with the accompanying consolidated condensed financial statements.

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 and 1997

The 11% decrease in production revenue in the first nine months of 1998 resulted from an 11% decrease in average price received for natural gas to $2.02 per mcf, a 36% decrease in average oil price received to $12.39 per barrel, a 1% increase in natural gas production to 21.4 bcf and a 35% increase in oil production volume to 912,000 barrels, all as compared to the corresponding 1997 period.

Nine months
ended                                   1998                                            1997
September 30,
---------------------------------------------------------------------------------------------------------------
                         Natural Gas                  Oil and NGLs            Natural Gas           Oil and NGLs
                            (mmcfd)                      (bd)                  (mmcfd)                  (bd)
                      Gulf of     North                             Gulf of     North
                      Mexico       Sea       Total       Total      Mexico       Sea       Total        Total
---------------------------------------------------------------------------------------------------------------
Gross production        70.7         7.8       78.5       3,341       67.9         9.5       77.4       2,478
Royalties               14.5          --       14.5         440       13.6          --       13.6         356
Net production          56.2         7.8       64.0       2,901       54.3         9.5       63.8       2,122
Average price         $ 2.09      $ 1.34     $ 2.02      $12.39     $ 2.38      $ 1.50     $ 2.27      $19.28


Three  months
ended                                 1998                                        1997
September 30,
---------------------------------------------------------------------------------------------------------------
                        Natural Gas               Oil and NGLs          Natural Gas           Oil and NGLs
                          (mmcfd)                     (bd)               (mmcfd)                 (bd)
                     Gulf of    North                          Gulf of    North
                     Mexico      Sea      Total       Total    Mexico      Sea       Total      Total
---------------------------------------------------------------------------------------------------------------
Gross production       72.2        1.8      74.0      3,261      67.9        2.1      70.0      2,460
Royalties              14.8         --      14.8        438      14.0         --      14.0        350
Net production         57.4        1.8      59.2      2,823      53.9        2.1      56.0      2,110
Average price        $ 1.97     $ 1.19    $ 1.96     $11.86    $ 2.13     $ 0.90    $ 2.09     $17.92

U.S. gas prices received during the third quarter were lower relative to the same period last year. The warm winter experienced in eastern and central parts of the continent, the primary markets for Chieftain's gas, contributed to a 20% increase in AGA reported storage levels at the end of the heating season from a year earlier. The resulting soft demand for injection gas combined with reduced cooling demand from the lack of extreme temperatures during the summer of 1998 contributed to the 8% decline in the third quarter U.S. gas price received by Chieftain. Oil prices for the third quarter, which were comparable to those of the second quarter, continue to be negatively affected by continuing economic adversity and uncertainty in some parts of the world. A decision of the Organization of Petroleum Exporting Countries to reduce production quotas has yet to achieve its stated pricing objective.

Production expenses for the first nine months of 1998 increased 20% from the 1997 period, primarily reflecting a succession of weather induced evacuations of manned facilities in the Gulf of Mexico, the commencement of production at East Cameron 349 and significant pipeline repair costs in the South Pass area. On a gas equivalent basis, production expenses increased 12% to $0.45/mcfe. Approximately one-third of the 12% increase can be attributed to reduced production volumes due to major weather related interruptions. Chieftain's production facilities incurred no significant weather related damage. Higher lifting costs are associated with oil production which comprised 21% of Chieftain's gas equivalent production during the first nine months of 1998, up from 16% in the comparable 1997 period. General and administrative expenses for the first nine months of 1998 increased 12% from the 1997 period, primarily reflecting increased performance based compensation payments made during the first quarter. On a gas equivalent basis, general and administrative expenses increased 4% to $0.14/mcfe compared to the corresponding 1997 period. Depletion and amortization expense increased 11%, the result of a 7% increase in units of production and a 4% increase in the average depletion rate to $1.12 per gas equivalent unit.

CAPITAL RESOURCES AND LIQUIDITY

The following table summarizes cash provided from (used in) operating, financing and investing activities for each of the periods shown:

Nine months ended September 30,                               1998         1997
------------------------------------------------------------------------------------
Cash provided from (used in):
  Operating activities                                     $   26,846   $    40,782
  Financing activities                                         20,082           923
  Investing activities                                        (67,750)      (50,796)
                                                           ----------   -----------
  Decrease in cash                                         $  (20,822)  $    (9,091)
                                                           ==========   ===========

Cash generated from operating activities decreased 34% primarily as a result of lower operating revenue.

Financing activities in 1998 provided $20.1 million of cash, the net result of: the exercise of employee stock options for $0.4 million; the drawdown of $25 million of Chieftain's revolving credit facility and the purchase, for $5.3 million, of 264,600 common shares for cancellation. Through September 30, 1998, 300,900 common shares had been purchased and cancelled pursuant to the Company's normal course issuer bid, announced in October, 1997 and amended August 12, 1998, for up to 1,200,000 common shares. Financing activities in the comparable period in 1997 provided $0.9 million of cash, the result of the exercise of employee stock options.

Cash used in investing activities increased 33% to $67.8 million, compared to the 1997 period. During the 1998 period, Chieftain participated in 43 wells of which 3 were drilling at quarter end. During the comparable 1997 period, Chieftain participated in 50 wells of which 4 were drilling at quarter end. All of the 1998 and 1997 wells were in the U.S. Chieftain plans to drill up to 3 exploratory and 1 development wells in the Gulf of Mexico during the remainder of 1998. The high levels of industry activity in 1997, which carried through to the first quarter of 1998, particularly in the Gulf of Mexico, have not been sustained. Some companies, particularly those with substantial oil production are experiencing capital constraints, and some are reducing activity levels and/or are selling properties. Oil comprises 21% of Chieftain's total gas equivalent production, minimizing the effect of weak oil prices on its cash flow.

September 30, 1998 cash of $6.1 million was down $27.3 million from the comparable 1997 amount. $25,000,000 of Chieftain's $100,000,000 revolving credit facility was utilized at September 30, 1998.

OUTLOOK

While natural gas and oil prices in the first nine months indicate the probability of lower average prices for 1998 than for 1997, higher volumes are expected to result in improved cash flow from operations for the balance of 1998.

Capital expenditures for 1998 are budgeted at $95 million, of which $68 million was spent in the first nine months. Capital expenditures are expected to be funded by cash flow from operations, working capital and the revolving credit facility. Capital expenditures can be varied significantly with respect to timing and priority dependent upon exploration success, availability of equipment and services and current opportunities.

YEAR 2000 DISCLOSURE

The Company has completed the assessment of its internal Year 2000 issues, has made changes and employed testing procedure as deemed necessary and is confident that no issues remain which could have a material effect on its financial condition or results of operations.

The Company's assessment of the readiness of third parties is in process and is expected to be complete by the end of the 1999 second quarter.

Costs incurred to date and expected to be incurred in the future are not material to the Company.

The Company has interests in a substantial number of offshore oil and gas production facilities which are operated by others and is required to rely on assessments by such third parties as to Year 2000 compliance of such facilities. Production volumes are transported through pipelines and processed through facilities which are also operated by third parties. There is extensive use of computers to control and operate such pipelines and facilities in the oil and gas industry and it is reasonably likely that one or more of such facilities will experience a computer related event which could result in shut down of production, transportation or processing facilities for such period until alternative controls can be effected. The Company cannot reasonably quantify the estimated lost revenue, if any, which would result in the event of such an interruption.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters have been submitted to a vote of the security holders of the Company during the third quarter of 1998.

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

Dated: November 2, 1998