Form 10-K/A
period 1998-12-31
CHIEFTAIN INTERNATIONAL INC
filed 1999-04-14
CIK 846871

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 33-51630:

                         CHIEFTAIN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

NEVADA                                                   98-0127391
----------------------------------          ------------------------------------

                                AMENDMENT NO. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10K for the year ended December 31, 1998 as set forth in the page attached hereto:

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
               (correction of typographical error. Working capital amount for 1998 was $2,383 -- should read $2,392.)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHIEFTAIN INTERNATIONAL, INC.
                                   (Registrant)



                                   /s/ E. L. Hahn
                                   ---------------------------------------------
                                   E. L. Hahn
                                   Senior Vice President, Finance and Treasurer
                                   (Principal Financial Officer)

Date: April 13, 1999

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                  CHIEFTAIN INTERNATIONAL,INC. AND SUBSIDIARIES


Year ended December 31,                                         1998           1997          1996          1995           1994
-----------------------                                     -----------    -----------   -----------   -----------    -----------
                                                            (in thousands except shares, per share amounts and operating data)
INCOME STATEMENT DATA:
Revenue ...............................................     $    64,391    $    72,055   $    63,099   $    31,071    $    34,876
Production costs ......................................          16,355         13,325        12,220         9,563          8,839
General and administrative expenses ...................           4,796          4,308         3,972         3,346          3,402
Interest ..............................................             437             --            --            --             --
Depletion and amortization(1) .........................          42,081         36,951        30,920        18,779         21,527
Additional depletion(2) ...............................           6,244             --            --            --         15,434
Income (loss) from operations, before dividends
   on preferred shares of a subsidiary ................          (4,113)        10,160         9,784          (775)        (9,528)
Dividends on preferred shares of a subsidiary .........           4,942          4,942         4,942         4,942          4,942
Net income (loss) applicable to common shares(1) ......          (9,055)         5,218         4,842        (5,717)       (14,470)
Net income (loss) per common share(1)..................           (0.67)          0.38          0.37         (0.54)         (1.32)
Weighted average number of common shares outstanding...      13,480,067     13,620,728    13,065,414    10,633,142     10,986,116

OTHER DATA:
Cash flow from operations .............................     $    37,847    $    49,473   $    41,841   $    13,186    $    17,647
Net gas and oil capital expenditures ..................     $    92,573    $    69,453   $    57,673   $   100,502    $    28,059

BALANCE SHEET DATA (at end of period):
Working capital .......................................     $     2,392    $    22,676   $    42,854   $    11,216    $   103,225
Total assets(1) .......................................     $   318,584    $   285,125   $   267,442   $   204,555    $   211,032
Long-term debt ........................................     $    40,000    $        --   $        --   $        --    $        --
Shareholders' equity(1) ...............................     $   234,946    $   249,466   $   244,122   $   190,534    $   200,754

OPERATING DATA:
Average Daily Net Production:
   Gas (mmcf) .........................................            67.1           64.2          59.8          29.5           28.4
   Oil and liquids (b) ................................           3,012          2,261         2,005         1,643          1,631
   Gas equivalent (mmcf) ..............................            85.2           77.8          71.8          39.3           38.2
Average Sales Price:
   Gas (per mcf) ......................................     $      1.99    $      2.33   $      2.09   $      1.54    $      1.97
   Oil and liquids (per b) ............................           11.74          18.94         20.99         16.94          15.86
Average Production Cost:
   Gas (per mcf) ......................................     $      0.30    $      0.27   $      0.25   $      0.35    $      0.34
   Oil and liquids (per b) ............................            5.78           5.81          6.57          7.31           6.79


Notes:

        (1) Reference is made to Note 11 of the Notes to Consolidated Financial Statements which describes the impact of United States accounting principles.

        (2) This amount reflects write-downs in the carrying value of UK and Libyan gas and oil properties in 1998 and US and Peruvian gas and oil properties in 1994 in accordance with full cost accounting rules under Canadian GAAP.