Form 10-Q
period 1999-03-31
CHIEFTAIN INTERNATIONAL INC
filed 1999-05-12
CIK 846871

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:     March 31, 1999

                                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________  to  ____________________

Commission file number:  1-10216

                          CHIEFTAIN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Alberta, Canada                                              None
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


1201 TD Tower, 10088 - 102 Avenue
Edmonton, Alberta, Canada                                    T5J  2Z1
----------------------------------------              ----------------------
(Address of principal executive offices)              (Zip Code/Postal Code)

Registrant's telephone number, including area code:       (780) 425-1950

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

Yes    [X]        No         [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Title of each class                   Date                    Number Outstanding
-------------------               --------------              ------------------
 Common shares                    April 15, 1999                  13,348,391

                          CHIEFTAIN INTERNATIONAL, INC.

                    MARCH 31, 1999 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                   Page No.
                                                                                   --------
Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet -
               March 31, 1999 and December 31, 1998                                   3

         Consolidated Condensed Statement of Income (loss)
               Three months ended March 31, 1999 and 1998                             4

         Consolidated Condensed Statement of Changes in Financial Position
               Three months ended March 31, 1999 and 1998                             5

         Notes to Consolidated Condensed Financial Statements                         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                9


                                            PART II

Item 1.  Legal Proceedings                                                           12

Item 2.  Changes in Securities                                                       12

Item 3.  Defaults Upon Senior Securities                                             12

Item 4.  Submission of Matters to a Vote of Security Holders                         12

Item 5.  Other Information                                                           12

Item 6.  Exhibits and Reports on Form 8-K                                            12


Signatures                                                                           12

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED BALANCE SHEET
(Full Cost Method of Accounting)

                                         MARCH 31,    December 31,
                                           1999          1998
-----------------------------------------------------------------
(unaudited)                                 (US$ in thousands)
ASSETS

Current assets:
  Cash and short-term deposits           $   2,946      $  10,613
  Accounts receivable                       11,200         14,030
  Other                                        552            282
                                         ---------      ---------
                                            14,698         24,925

Capital assets - net                       287,233        288,477

Deferred income taxes                        5,470          5,182
                                         ---------      ---------
                                         $ 307,401      $ 318,584
                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued           $  16,008      $  22,533

Long-term debt                              40,000         40,000

Abandonment cost accrual                     7,970          7,421

Deferred income taxes                       12,418         13,684

Shareholders' equity:
  Preferred shares of a subsidiary          63,403         63,403
  Common shares                            189,001        189,108
  Contributed surplus                           26             --
  Deficit                                  (21,425)       (17,565)
                                         ---------      ---------
                                           231,005        234,946
                                         ---------      ---------
                                         $ 307,401      $ 318,584
                                         =========      =========



See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)



THREE MONTHS ENDED MARCH 31                                                1999              1998
-----------------------------------------------------------------------------------------------------
(unaudited)                                                                (US$ in thousands except
                                                                           number of shares and per
                                                                                share amounts)
Production revenue, net of royalties                                   $     13,034      $     16,566
Interest and other revenue  (Note 2)                                            184             2,152
                                                                       ------------      ------------
                                                                             13,218            18,718
                                                                       ------------      ------------

Production costs                                                              3,312             3,870
General and administrative expenses                                           1,329             1,637
Interest                                                                        565                --
Depletion and amortization                                                   12,181            10,327
                                                                       ------------      ------------
                                                                             17,387            15,834
                                                                       ------------      ------------
Income (loss) before income taxes and dividends on
  preferred shares  of a subsidiary                                          (4,169)            2,884
Income taxes (Note 3)                                                        (1,544)            1,093
                                                                       ------------      ------------
Income (loss) before dividends on preferred shares of a subsidiary           (2,625)            1,791
Dividends on preferred shares of a subsidiary                                 1,235             1,235
                                                                       ------------      ------------
Net income (loss) applicable to common shares                          $     (3,860)     $        556
                                                                       ============      ============
Net income (loss) per common share (Note 4)
           - Basic                                                     $      (0.29)     $       0.04
                                                                       ============      ============
           - Fully diluted                                             $      (0.29)     $       0.04
                                                                       ============      ============
Weighted average number of common shares outstanding:
           - Basic                                                       13,354,174        13,600,005
                                                                       ============      ============
           - Fully diluted                                               13,354,174        13,600,005
                                                                       ============      ============



See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN FINANCIAL POSITION



THREE MONTHS ENDED MARCH 31                                        1999           1998
----------------------------------------------------------------------------------------
(unaudited)                                                        (US$ in thousands)

Operating activities:
  Net income (loss) applicable to common shares                  $ (3,860)      $    556
  Items not requiring a current cash outlay                        10,627         11,408
                                                                 --------       --------
                                                                    6,767         11,964
  Net change in non-cash operating working capital (Note 5)         1,239         (1,234)
                                                                 --------       --------
                                                                    8,006         10,730

Financing activities:
Purchase of common shares for cancellation                            (80)        (1,453)
Issue of common shares                                                 --             61
                                                                 --------       --------
                                                                      (80)        (1,392)

Investing activities:
  Lease acquisition, exploration and drilling costs                (9,414)       (22,102)
  Pipelines and production equipment acquired                        (971)        (1,913)
                                                                 --------       --------
                                                                  (10,385)       (24,015)
  Purchase of other capital assets                                     (4)            (9)
  Change in investing accounts payable and accrued                 (5,204)         5,535
                                                                 --------       --------
                                                                  (15,593)       (18,489)
                                                                 --------       --------

Change in cash and short term deposits                             (7,667)        (9,151)

Beginning cash and short-term deposits                             10,613         26,925
                                                                 --------       --------

Ending cash and short-term deposits                              $  2,946       $ 17,774
                                                                 ========       ========



See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.      Basis of Presentation:

        In the opinion of Chieftain International, Inc. (the "Company" and together with its subsidiaries "Chieftain"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as at March 31, 1999 and December 31, 1998 and the results of operations and changes in financial position for the three month periods ended March 31, 1999 and 1998. Certain information and notes normally included in Chieftain's financial statements prepared in conformity with Canadian generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Chieftain's Annual Report on Form 10-K for the year ended December 31, 1998.

        Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

        The results of operations and changes in financial position for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

        Material differences between Canadian and US accounting principles that affect Chieftain are referred to in Note 6, which provides the condensed effects of the differences on earnings and balance sheet accounts.

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

3.      Income Taxes:

        The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income
        (loss) before dividends paid on preferred shares of a subsidiary as a result of the following:

        THREE MONTHS ENDED MARCH 31                                1999           1998
        --------------------------------------------------------------------------------
        (US$ in thousands) (unaudited)
        Tax at statutory Canadian rate 44.62%                     $(1,860)       $ 1,287
        Lower income tax rate on earnings of US subsidiaries          325           (222)
        Other                                                          (9)            28
                                                                  -------        -------
        Tax at effective rate                                     $(1,544)       $ 1,093
                                                                  =======        =======
        Effective tax rate                                           37.0%          37.9%
                                                                  =======        =======

4.     Per Share Amounts:

       Net income (loss) per common share is computed by dividing net income
       (loss) applicable to common shares, by the weighted average number of common shares outstanding during the period.

       In the calculation of fully diluted earnings per share, shares outstanding are adjusted for share options and shares issuable on conversion of preferred shares where dilutive. Earnings are adjusted by the amount of imputed interest on share option proceeds and preferred share dividends.

5.     Supplemental Cash Flow Information:

       Cash outflows for income taxes were $10,000 (1998 - $18,000). Cash outflows for long-term debt interest were $567,000 (1998 - $nil).

6.     United States Accounting Principles:

       (a) Full cost accounting

           US full cost accounting rules differ materially from the Canadian full cost accounting guidelines followed by Chieftain. The US rules require an impairment test to be conducted quarterly whereas the Canadian guidelines require this test only at year-end. In determining the limitation on carrying values, US rules require the discounting of future net revenues at 10%, and Canadian guidelines require the use of undiscounted future net revenues and the deduction of estimated future administrative and financing costs. The quarterly test required by US accounting rules, using a March 31 UK gas price of $0.84 per mcf to determine future net revenues, would have resulted in a write-down of UK property carrying costs of $7.1 million which, after providing for tax recoveries of $3.1 million, results in a net charge to operations of $4.0 million.

       (b) Effect on earnings

           The effect on consolidated earnings of these differences is summarized as follows:

           THREE MONTHS ENDED MARCH 31                                               1999               1998
           -----------------------------------------------------------------------------------------------------
           (US$ in thousands except number of shares and per share amounts)
           Net income (loss) applicable to common shares
             as reported                                                         $     (3,860)      $        556
           Additional depletion                                                        (7,104)                --
                                                                                 ------------       ------------
                                                                                      (10,964)               556
           Add reduction in depletion expense                                           3,697                770
           Decrease (increase) in deferred tax provision                                1,831               (236)
                                                                                 ------------       ------------
           Net income (loss) applicable to common shares
             under US accounting principles                                      $     (5,436)      $      1,090
                                                                                 ============       ============

           Net income (loss) per common share under US
             accounting principles:
                                 - Basic                                         $      (0.41)      $       0.08
                                                                                 ============       ============
                                 - Fully diluted                                 $      (0.41)      $       0.08
                                                                                 ============       ============
           Fully diluted number of common shares
             outstanding                                                           13,354,174         13,922,248
                                                                                 ============       ============

       (c) Effect on balance sheet

           The effect on the Consolidated Condensed Balance Sheet of the differences between Canadian and US accounting principles is as follows:

          AS AT                               MARCH 31, 1999                  December 31, 1998
          -----------------------------------------------------------------------------------------
          (US$ in thousands)
                                                         Under US                         Under US
                                             As         Accounting          As           Accounting
                                         reported       Principles       reported        Principles
                                         ---------      ----------       ---------       ----------
           Net capital assets            $ 287,233       $ 180,866       $ 288,477       $ 185,517
           Deferred tax - asset          $   5,470       $  31,618       $   5,182       $  28,233
           Deferred tax - liability      $  12,418       $      --       $  13,684       $      --
           Deficit                       $ (21,425)      $ (89,226)      $ (17,565)      $ (83,790)

           Additionally for US reporting purposes, the preferred shares shown as shareholders' equity in these consolidated condensed financial statements would be shown outside the equity section.

       (d) Stock-based compensation

           The Company applies the intrinsic value method prescribed by APB Opinion 25 and related interpretations in accounting for share option transactions. Accordingly, no compensation cost is recognized in the accounts. US accounting principles require disclosure of the impact on earnings and earnings per share of the value of options granted after 1994, calculated in accordance with FAS 123. For the first quarter of 1999 such impact would amount to a net of tax charge to income (loss) of $261,000 (1998 - $422,000). Under US accounting principles after reflecting this charge, pro forma net income (loss) applicable to common shares would be $(5,697,000) (1998 - $668,000); net income (loss) per common share would be $(0.43) (1998- $0.05); and pro forma fully diluted earnings (loss) per common share would be $(0.43) (1998 - $0.05). These effects are not necessarily indicative of those to be expected in future periods.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
     To be read in conjunction with the accompanying consolidated condensed financial statements.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 and 1998

For the first quarter of 1999, production revenues decreased 21% ($3.5 million), to $13.0 million.

CHANGE IN NATURAL GAS AND OIL AND NGLS REVENUES

Quarter ended March 31,                 1999 compared to 1998
                                Price           Volume          Total
----------------------------------------------------------------------
                                       (US dollars in thousands)
Natural Gas
    US                         $(3,466)        $ 1,263         $(2,203)
    UK                            (410)           (600)         (1,010)
                               ---------------------------------------
    Total                       (3,876)            663          (3,213)

Oil and Ngls                      (691)            372            (319)
                               ---------------------------------------

                               $(4,567)        $ 1,035         $(3,532)
                               =======================================

Average daily first quarter production increased to 109 mmcfe in 1999 from 103 mmcfe in 1998. Though the first quarter's production rate of 109 mmcfe per day is below the annual production target range of 115 to 125 mmcfe per day, it is in step with the Company's expectations for the first quarter. Initial production from South Marsh Island 39 commenced at the end of the first quarter. Natural gas production increased to 7.8 bcf compared to 7.5 bcf in 1998. Oil and ngls production increased to 331 mb compared to 294 mb in 1998. First quarter natural gas prices averaged $1.54 per mcf in 1999 compared to $2.12 in 1998. First quarter oil and ngls prices averaged $10.94 per b in 1999 compared to $13.84 in 1998.

PRODUCTION AND PRICING

Quarter ended
March 31,                                1999                                        1998
                       ----------------------------------------    ---------------------------------------
                             Natural Gas           Oil and NGLs          Natural Gas           Oil and NGLs
                               (mmcfd)                 (bd)                (mmcfd)                 (bd)
                                North                                       North
                       US        Sea       Total      Total        US        Sea        Total      Total
---------------------------------------------------------------    -------------------------------------
Gross production       76.1       11.0       87.1      3,679       67.7       15.3       83.0      3,269
Royalties              16.0         --       16.0        523       13.8         --       13.8        412
Net production         60.1       11.0       71.1      3,156       53.9       15.3       69.2      2,857
Average price        $ 1.60     $ 1.13     $ 1.54     $10.94     $ 2.24     $ 1.55     $ 2.12     $13.84


As indicated, Gulf of Mexico gas prices during the first quarter of 1999 were lower than those of the 1998 first quarter. The decline is attributed to mild weather, resulting in larger volumes of US gas in storage. It is anticipated that declining gas deliverability will support stronger gas prices in the remainder of 1999.

Oil prices, also weak in the first quarter, were strengthening as the second quarter began.

Production costs for the first three months of 1999 decreased 14% from the 1998 period, primarily reflecting the significant pipeline repair costs in the South Pass area during the first quarter of 1998. Production costs decreased to $0.34 per gas equivalent unit, down 19% from the first quarter 1998 rate of $0.42 per gas equivalent unit.

General and administrative expenses for the first three months of 1999 decreased 19% from the 1998 period, reflecting the higher performance based compensation payments made during the first quarter of 1998. On a gas equivalent basis, general and administrative costs decreased 22% to $0.14/mcfe compared to $0.18 in the corresponding period of 1998.

Depletion and amortization expense increased 18%, the result of a 6% increase in units of production and an 11% increase in the average depletion rate to $1.24 per gas equivalent unit.

CAPITAL RESOURCES AND LIQUIDITY

The following table summarizes cash provided from or (used in) operating, financing and investing activities for each of the periods shown:

Three months ended March 31,                         1999                1998
-------------------------------------------------------------------------------
Cash provided from (used in):
  Operating activities                             $  8,006            $ 10,730
  Financing activities                                  (80)             (1,392)
  Investing activities                              (15,593)            (18,489)
                                                   --------            --------
Increase (decrease) in cash                        $ (7,667)           $ (9,151)
                                                   ========            ========

Cash generated from operating activities decreased 25% primarily as a result of lower operating revenue.

Financing activities in 1999 used $0.1 million of cash, the result of the purchase for cancellation of 7,500 common shares under a normal course issuer bid. Financing activities in the comparable period in 1998 used $1.4 million of cash, the net result of: the exercise of employee stock options for $0.1 million and the purchase for cancellation of 66,500 common shares at the cost of $1.5 million under a normal course issuer bid.

Cash used in investing activities decreased 16% to $15.6 million. During the 1999 period, the Company participated in 8 wells of which 3 were drilling at quarter end. During the comparable 1998 period, the Company participated in 22 wells of which 6 were drilling at quarter end. The Company plans to drill approximately 15 exploratory and development wells in the Gulf of Mexico during 1999.

The March 31, 1999 cash balance of $2.9 million was down $14.8 million from the comparable 1998 balance. $40 million of the Company's $100 million revolving credit facility was utilized at March 31, 1999. The weighted average interest rate was 5.59%.

OUTLOOK

The Company's 1999 annual production target range remains unchanged at 115 to 125 mmcfe per day as compared to annual average production of 103 mmcfe in 1998.

The Company expects that its 1999 capital expenditure program will be approximately $50 million. Such capital expenditures can be varied significantly with respect to timing and priority dependent upon exploration success, availability of equipment and services and current opportunities. The Company will monitor capital spending and adjust investment levels based on cash flow projections. Natural gas in the Gulf of Mexico will continue to be the focus of the Company.

YEAR 2000 DISCLOSURE

The Company has completed its assessment of its internal Year 2000 issues, has made changes and employed testing procedures as deemed necessary and at this time is confident that no issues remain which could have a material effect on its financial condition or results of operations. The Company's assessment of the readiness of third parties is in process and should be completed by the end of the second quarter of 1999. Costs incurred to date and expected to be incurred in the future are not material to the Company.

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

FORWARD LOOKING INFORMATION

This 10-Q contains forward-looking statements that are subject to risk factors associated with the oil and gas business. The Company believes that the expectations reflected in these statements are reasonable, but may be affected by a number of variables including, but not limited to: price fluctuations, currency fluctuations, drilling and production results, imprecision of reserve estimates, loss of market, industry competition, environmental risks, political risks and capital restrictions.

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

Item 4.        Submission of Matters to a Vote of Security Holders

        No matters have been submitted to a vote of the security holders of the Company during the first quarter of 1999.

Item 5.        Other Information

        None


Item 6.        Exhibits and Reports of Form 8-K

        None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Chieftain International, Inc.
-----------------------------
        (Registrant)



/s/ E. L. Hahn
-----------------------------
E. L. Hahn
Senior Vice President, Finance and Treasurer
(Chief Financial Officer)


Dated: April 17, 1999