Form 10-Q
period 1999-06-30
CHIEFTAIN INTERNATIONAL INC
filed 1999-07-28
CIK 846871

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________  to  _____________

Commission file number:  1-10216

                         CHIEFTAIN INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Alberta, Canada                                  None
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


1201 TD Tower, 10088 - 102 Avenue,
   Edmonton, Alberta, Canada                           T5J  2Z1
----------------------------------        ------------------------------------
    (Address of principal                        (Zip Code/Postal Code)
      executive offices)

Registrant's telephone number, including area code: (780) 425-1950


                                 Not Applicable
              ---------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes X    No
   ---      ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


    Title of each Class                 Date              Number Outstanding
---------------------------       -----------------       ------------------
      Common Shares                July 21 , 1999             13,348,391

                         CHIEFTAIN INTERNATIONAL, INC.

                   JUNE 30, 1999  FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                     PART I


                                                                      Page No.
       Item 1.  Financial Statements


                Consolidated Condensed Balance Sheet -
                     June 30, 1999 and December 31, 1998                 3

                Consolidated Condensed Statement of Income (Loss) -
                     Six months ended June 30, 1999 and 1998 and
                     Three months ended June 30, 1999 and 1998           4

                Consolidated Condensed Statement of Cash Flows -
                     Six months ended June 30, 1999 and 1998             5

                Notes to Consolidated Condensed Financial Statements     6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            9



                                    PART II


       Item 1.  Legal Proceedings                                       12

       Item 2.  Changes in Securities                                   12

       Item 3.  Defaults Upon Senior Securities                         12

       Item 4.  Submission of Matters to a Vote of Security Holders     12

       Item 5.  Other Information                                       12

       Item 6.  Exhibits and Reports on Form 8-K                        12


       Signatures                                                       13

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED BALANCE SHEET
(Full Cost Method of Accounting)


                                       JUNE 30,   December 31,
                                         1999         1998
                                      ---------   ------------
(unaudited)                             (US $ in thousands)

ASSETS
Current assets:
Cash and short-term deposits           $  3,157      $ 10,613
Accounts receivable                      14,223        14,030
Other                                       938           282
                                      ---------   -----------
                                         18,318        24,925
Capital assets - net                    272,291       288,477
Deferred income taxes                    10,670         5,182
                                      ---------   -----------
                                       $301,279      $318,584
                                      =========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued           $ 13,390      $ 22,533
Long-term debt                           45,000        40,000
Abandonment cost accrual                  7,994         7,421
Deferred income taxes                    12,397        13,684
Shareholders' equity:
Preferred shares of a subsidiary         63,403        63,403
Common shares                           189,001       189,108
Contributed surplus                          26        --
Deficit                                 (29,932)      (17,565)
                                      ---------   -----------
                                        222,498       234,946
                                      ---------   -----------
                                       $301,279      $318,584
                                      =========   ===========

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)






                                                                   Six months                   Three months
Period ended June 30                                          1999            1998           1999           1998
--------------------                                        ---------      ----------     ----------     ----------
(unaudited)                                            (US $ in thousands except number of shares and per share amounts)
Production revenue, net of royalties                       $   30,385     $    31,030    $    17,351    $    14,464
Interest and other revenue
(Note 2)                                                          376           2,492            192            340
                                                            ---------      ----------     ----------     ----------
                                                               30,761          33,522         17,543         14,804
                                                            ---------      ----------     ----------     ----------
Production costs                                                7,362           8,013          4,050          4,143
General and administrative expenses                             2,373           2,751          1,044          1,114
Interest                                                        1,201              25            636             25
Depletion and amortization                                     25,092          20,191         12,911          9,864
Additional depletion: Libyan properties (Note 3)               11,393              --         11,393             --
                                                            ---------      ----------     ----------     ----------
                                                               47,421          30,980         30,034         15,146
                                                            ---------      ----------     ----------     ----------
Income (loss) before income taxes
and dividends on preferred shares
of a subsidiary                                               (16,660)          2,542        (12,491)          (342)
Income taxes (Note 4)                                          (6,764)          1,250         (5,220)           157
                                                            ----------     ----------     ----------     ----------
Income (loss) before dividends on
preferred shares of a subsidiary                               (9,896)          1,292         (7,271)          (499)
Dividends on preferred shares of a
subsidiary                                                      2,471           2,471          1,236          1,236
                                                            ----------     ----------     ----------     ----------
Net income (loss) applicable to
common  shares                                              $ (12,367)     $   (1,179)    $   (8,507)    $   (1,735)
                                                            =========      ==========     ==========     ==========
Net income (loss) per common  share
(Note 5) - Basic                                            $   (0.93)     $    (0.09)    $    (0.64)    $    (0.13)
                                                            =========      ==========     ==========     ==========
         - Fully diluted                                    $   (0.93)     $    (0.09)    $    (0.64)    $    (0.13)
                                                            =========      ==========     ==========     ==========
Weighted average number of common shares
outstanding:
  - Basic                                                   13,351,267     13,562,863     13,348,391     13,526,185
                                                            =========      ==========     ==========     ==========
  - Fully diluted                                           13,351,267     13,562,863     13,348,391     13,526,185
                                                            =========      ==========     ==========     ==========

See accompanying notes to consolidated condensed financial statements.

                                                                    Page 5 of 13
CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS



SIX MONTHS ENDED JUNE 30                                        1999        1998
-------------------------                                     --------    -------
(unaudited)                                                   (US $ in thousands)

Operating activities:
Net income (loss) applicable to common shares                 $(12,367)   $ (1,179)
Items not requiring a current cash outlay                       29,710      21,417
                                                             ---------   ---------
                                                                17,343      20,238
Net change in non-cash operating working capital (Note 6)       (1,090)     (2,322)
                                                             ---------   ---------
                                                                16,253      17,916
Financing activities:
Increase in long-term debt                                       5,000      10,000
Purchase of common shares for cancellation                         (80)     (3,061)
Issue of common shares                                           --            301
                                                             ----------  ---------
                                                                 4,920       7,240
Investing activities:
Lease acquisition, exploration and drilling costs              (16,182)    (37,688)
Pipelines and production equipment acquired                     (3,675)     (5,938)
Sale of producing properties                                       155       --
                                                             ---------   ----------
                                                               (19,702)    (43,626)
Purchase of other capital assets                                   (24)        (59)
Change in investing accounts payable and accrued                (8,903)       (792)
                                                             ---------   ---------
                                                               (28,629)    (44,477)
                                                             ---------   ---------
Change in cash and short term deposits                          (7,456)    (19,321)
Beginning cash and short-term deposits                          10,613      26,925
                                                             ---------   ---------
Ending cash and short-term deposits                           $  3,157    $  7,604
                                                             =========   =========

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation:

     In the opinion of Chieftain International, Inc. (the "Company" and together with its subsidiaries "Chieftain"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as at June 30, 1999 and December 31, 1998 and the results of operations and changes in financial position for the six month periods ended June 30, 1999 and 1998. Certain information and notes normally included in Chieftain's financial statements prepared in conformity with Canadian generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Chieftain's Annual Report on Form 10-K for the year ended December 31, 1998.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

     The results of operations and changes in financial position for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     Material differences between Canadian and US accounting principles that affect Chieftain are referred to in Note 7, which provides the effects of such differences on earnings and balance sheet accounts.

2.   Interest and Other Revenue:

     Interest and other revenue for the first quarter of 1998 included $1.6 million awarded by the courts pursuant to a successful claim for recovery of excess transportation charges incurred from 1990 through 1997. The award comprises transportation charges, legal fees and judgement interest in the amounts of $1,129,000, $282,000 and $189,000, respectively.

3.   Additional Depletion:

     Additional depletion of $11.4 million arises from the termination of an exploration program and production test in Libya.

4.   Income Taxes:

     The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income
     (loss) before dividends paid on preferred shares of a subsidiary as a result of the following:


                                                SIX MONTHS         THREE MONTHS
PERIOD ENDED JUNE 30                           1999     1998      1999      1998
--------------------                          ------   ------    ------    ------
(unaudited)                                           (US $ in thousands)
Tax at statutory Canadian rate 44.62%        $(7,434)  $1,137   $(5,574)  $ (150)
Lower income tax rate on earnings of US
 subsidiaries                                    331     (239)        6      (17)
Canadian income tax on exchange loss (gain)
 which is eliminated upon consolidation          593      206       548      192
Exchange revaluation of Canadian
 deferred tax assets                            (280)     117      (206)     123
Other                                             26       29         6        9
                                             --------  ------   --------  ------
Tax at effective rate                        $(6,764)  $1,250   $(5,220)  $  157
                                             ========  ======   ========  ======
Effective tax rate                              40.6%    49.2%     41.8%   (45.9%)
                                             =======   ======   =======   ======

5.   Per Share Amounts:

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

6.   Supplemental Cash Flow Information:

     Cash outflows for income taxes during the second quarter were $ 7,000 (year-to-date--$17,000) (1998--second quarter -- $9,000; year-to-date -- $27,000). Cash outflows for long-term debt interest during the second quarter were $584,000 (year-to-date -- $1,151,000) (1998--second quarter -- $nil; year-to-date -- $nil).

7.   United States Accounting Principles:

      (a) Full cost accounting

          US full cost accounting rules differ materially from the Canadian full cost accounting guidelines followed by Chieftain. The US rules require an impairment test to be conducted quarterly whereas the Canadian guidelines require this test only at year-end. In determining the limitation on carrying values, US rules require the discounting of future net revenues at 10%, and Canadian guidelines require the use of undiscounted future net revenues and the deduction of estimated future administrative and financing costs. The quarterly test required by US accounting rules, using a March 31 UK gas price of $0.84 per mcf in 1999 and June 30 US gas and oil prices of $2.09 per mcf and $12.40 per barrel in 1998 to determine future net revenues, would have resulted in a write-down of UK property carrying costs at March 31, 1999 of $7.1 million which, after providing for tax recoveries of $3.1 million, resulted in a net charge to operations of $4.0 million and a writedown of US property carrying costs at June 30, 1998 of $24.7 million which, after providing for tax recoveries of $8.6 million, resulted in a net charge to operations of $16.1 million.

      (b) Effect on earnings

          The effect on consolidated earnings of these differences is summarized as follows:


SIX MONTHS ENDED JUNE 30                          1999         1998
------------------------                       -----------  -----------
                                                  (US$ in thousands
                                                except number of shares
                                                and per share amounts)
Net income (loss) applicable to common shares
  as reported                                  $   (12,367)  $    (1,179)
Additional depletion                                (7,104)      (24,725)
                                               -----------   -----------
                                                   (19,471)      (25,904)
Add reduction in depletion expense                   8,196         1,419
Decrease (increase) in deferred tax provision          174         8,157
                                               -----------   -----------
Net income (loss) applicable to common shares
  under US accounting principles               $   (11,101)  $   (16,328)
                                               ===========   ===========
Net income (loss) per common share under US
  accounting principles:
  -- Basic                                     $     (0.83)  $     (1.20)
                                               ===========   ===========
  -- Fully diluted                             $     (0.83)  $     (1.20)
                                               ===========   ===========
Fully diluted number of common shares
  outstanding                                   13,351,267    13,562,863
                                               ===========   ===========

THREE MONTHS ENDED JUNE 30                        1999         1998
--------------------------                     -----------  -----------
                                               (US$ in thousands
                                               except number of shares
                                               and per share amounts)
Net income (loss) applicable to common shares
as reported                                    $   (8,507)  $   (1,735)
Additional depletion                               --          (24,725)
                                               ----------    ---------
                                                   (8,507)     (26,460)
Add reduction in depletion expense                  4,499          649
Decrease (increase) in deferred tax provision      (1,657)       8,393
                                               ----------   ----------
Net income (loss) applicable to common shares
under US accounting principles                 $   (5,665)  $  (17,418)
                                               ==========   ==========
Net income (loss) per common share under US
accounting principles:
   - Basic                                     $    (0.42)  $    (1.29)
                                               ==========   ==========
   - Fully diluted                             $    (0.42)  $    (1.29)
                                               ==========   ==========
Fully diluted number of common shares
outstanding                                    13,348,391   13,526,185
                                               ==========   ==========

      (c) Effect on balance sheet

         The effect on the Consolidated Condensed Balance Sheet of the differences between Canadian and US accounting principles is as follows:


AS AT                          JUNE 30, 1999          December 31, 1998
-----                     -----------------------  -----------------------
                                        Under US                 Under US
                                       Accounting               Accounting
(US$ in thousands)        As reported  Principles  As reported  Principles
Net capital assets          $272,291    $170,423     $288,477    $185,517
Deferred tax - asset        $ 10,670    $ 35,182     $  5,182    $ 28,233
Deferred tax - liability    $ 12,397    $   --       $ 13,684    $   --
Deficit                     $(29,932)   $(94,891)    $(17,565)   $(83,790)

         Additionally for US reporting purposes, the preferred shares shown as shareholders' equity in these consolidated condensed financial statements would be shown outside the equity section.

      (d) Stock-based compensation

         The Company applies the intrinsic value method prescribed by APB Opinion 25 and related interpretations in accounting for share option transactions. Accordingly, no compensation cost is recognized in the accounts. US accounting principles require disclosure of the impact on earnings and earnings per share of the value of options granted after 1994, calculated in accordance with FAS 123. For the six months ended June 30, 1999 such impact would amount to a net of tax charge to income (loss) of $591,000 (1998 - $873,000) and for the three months ended June 30 such impact would amount to a net of tax charge to income (loss) of $330,000 (1998 - $451,000). Under US accounting principles after reflecting this charge, for the six months ended June 30, pro forma net income (loss) applicable to common shares would be $(11,692,000) (1998 - ($17,201,000)); net income (loss) per common share would be $(0.88) (1998 - $(1.27)); and pro forma fully diluted earnings (loss) per common share would be $(0.88) (1998 - $(1.27)). For the three months ended June 30, pro forma net income (loss) applicable to common shares under US accounting principles would be $(5,995,000) (1998 - $(17,869,000)); pro forma net income (loss) per common share would be $(0.45) (1998 - $(1.32)); and pro forma fully diluted earnings (loss) per common share would be $(0.45) (1998 - $(1.32)). These effects are not necessarily indicative of those to be expected in future periods.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To be read in conjunction with the accompanying consolidated condensed financial statements.

RESULTS OF OPERATIONS
Six months ended June 30, 1999 and 1998

For the first half of 1999, production revenues decreased 2% ($0.6 million), to $30.4 million.

CHANGE IN PRODUCTION REVENUES
The following table shows the changes in production revenues resulting from changes in prices and volumes from the year earlier periods.

Period ended June 30,          Six months                      Three months
                       ---------------------------        -----------------------
                        Price    Volume    Total          Price   Volume   Total
                       --------  -------  --------        ------  ------  -------
                                       (US dollars in thousands)
Natural Gas
 US                    $(3,965)  $1,623   $(2,342)     $   (530)  $  395  $ (135)
 UK                       (543)    (390)     (933)            1       76      77
                       -------   ------   -------      --------   ------  ------
 Total                  (4,508)   1,233    (3,275)         (529)     471     (58)
Oil and Ngls               680    1,950     2,630         1,476    1,469   2,945
                       -------   ------   -------      --------   ------  ------
                       $(3,828)  $3,183   $  (645)     $    947   $1,940  $2,887
                       =======   ======   =======      ========   ======  ======

Average daily first half production increased to 111 mmcfe in 1999 from 101 mmcfe in 1998. Though the first half's production rate of 111 mmcfe per day is below the annual production target range of 115 to 125 mmcfe per day, it is in step with the Company's expectations for the first half. Initial production from South Marsh Island 39 commenced at the end of the first quarter and initial production from the Main Pass 250 B platform commenced during the latter half of the second quarter. Natural gas production increased to 15.3 bcf compared to 14.6 bcf in 1998. Oil and ngls production increased to 806 mb compared to 612 mb in 1998. First half natural gas prices averaged $1.70 per mcf in 1999 compared to $2.04 in 1998. First half oil and ngls prices averaged $13.43 per b in 1999 compared to $12.65 in 1998.

PRODUCTION AND PRICING


Six months ended
June 30,                            1999                               1998
                          Natural Gas      Oil and NGLs      Natural Gas      Oil and NGLs
                            (mmcfd)            (bd)            (mmcfd)            (bd)
                             North                              North
                       US     Sea   Total     Total       US     Sea   Total     Total
                      ----  ------  -----    -------    -----  ------  -----   ----------
Gross production      75.3    9.3   84.6      4,455      69.9   10.9   80.8      3,382
Royalties             15.7     -    15.7        663      14.4     -    14.4        442
Net production        59.6    9.3   68.9      3,792      55.5   10.9   66.4      2,940
Average price         $1.79  $1.00  $1.70    $13.43     $2.15  $1.32  $2.04     $12.65

Three months ended
June 30,                            1999                               1998
                          Natural Gas      Oil and NGLs      Natural Gas      Oil and NGLs
                            (mmcfd)            (bd)            (mmcfd)            (bd)
                             North                              North
                       US     Sea   Total     Total       US     Sea   Total     Total
                     -----  ------- -----   ---------   -----  ------- -----   ----------
Gross production      74.4    7.7   82.1      5,222      72.0    6.6   78.6      3,495
Royalties             15.3     -    15.3        801      14.9     -    14.9        473
Net production        59.1    7.7   66.8      4,421      57.1    6.6   63.7      3,022
Average price         $1.97  $0.82  $1.86    $15.17     $2.07  $0.81  $1.96     $11.54

Gas prices strengthened in the latter part of the second quarter in response to stronger demand and reduced gas deliverability and storage volumes. Oil prices, below 1998 levels during the first quarter, recovered following the OPEC agreement to reduce production.

Production costs for the first six months of 1999 decreased 8% from the 1998 period, primarily reflecting the significant pipeline repair costs in the South Pass area during the first quarter of 1998. Production costs decreased to $0.37 per gas equivalent unit, down 16% from the first half 1998 rate of $0.44.

General and administrative expenses for the first six months of 1999 decreased 14% from the 1998 period, reflecting the higher performance based compensation payments made during the first quarter of 1998. On a gas equivalent basis, general and administrative costs decreased 20% to $0.12/mcfe compared to $0.15 in the corresponding period of 1998.

Interest expense for the first six months of 1999 increased compared to the 1998 period due to greater credit facility utilization.

Depletion and amortization expense increased 24%, the result of a 10% increase in units of production and a 13% increase in the average depletion rate to $1.25 per gas equivalent unit.

In Libya, Chieftain and its partners concluded that a multi-year exploration program and production test was not commercial under the terms of the concession and will terminate the program. Accordingly, additional depletion of $11.4 million was recorded in the second quarter of 1999 for past expenditures, resulting in a charge to operations, net of income taxes, of $6.3 million.

CAPITAL RESOURCES AND LIQUIDITY

The following table summarizes cash provided from or (used in) operating, financing and investing activities for each of the periods shown:


Six months ended June 30,        1999       1998
-------------------------      ---------  ---------
Cash provided from (used in):
Operating activities           $ 16,253   $ 17,916
Financing activities              4,920      7,240
Investing activities            (28,629)   (44,477)
                               --------   --------
Increase (decrease) in cash    $ (7,456)  $(19,321)
                               ========   ========

Cash generated from operating activities decreased 9% primarily as a result of lower operating revenue.

Financing activities in 1999 provided $4.9 million of cash, the net result of the drawdown of $5 million of Chieftain's revolving credit facility and the purchase for cancellation of 7,500 common shares under a normal course issuer bid. Financing activities in the comparable period in 1998 provided $7.2 million of cash, the net result of: the exercise of employee stock options for $0.3 million, the purchase for cancellation of 136,500 common shares at the cost of $3.1 million under a normal course issuer bid and the drawdown of $10 million of Chieftain's revolving credit facility.

Cash used in investing activities decreased 36% to $28.6 million. Of the 9 wells in which the Company participated during the 1999 period (1 of which was drilling at quarter end), six were in the Gulf of Mexico, one was onshore in the US and two were in Libya. Additionally, two unsuccessful wells were drilled on Chieftain Gulf of Mexico acreage at no cost to the Company. Of the 31 wells in which the Company participated during the comparable 1998 period (4 of which were drilling at quarter end), 14 were in the Gulf of Mexico, and 17 were onshore in the US. Additionally, one successful well was drilled on Chieftain Gulf of Mexico acreage at no cost to the Company. The Company plans to participate in approximately 15 exploratory and development wells in the Gulf of Mexico area during the balance of 1999.

The June 30, 1999 cash balance of $3.2 million was down $4.4 million from the comparable 1998 balance. $45 million of the Company's $100 million revolving credit facility was utilized at June 30, 1999. The weighted average interest rate was 5.71%.

OUTLOOK

The Company's 1999 annual production target range remains unchanged at 115 to 125 mmcfe per day. Annual average production in 1998 was 103 mmcfe per day.

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

YEAR 2000 DISCLOSURE

The Company has completed its assessment of its internal Year 2000 issues, has made changes and employed testing procedures as deemed necessary and at this time is confident that no internal issues remain which could have a material effect on its financial condition or results of operations. The Company's assessment of the readiness of third parties was substantially completed by the end of the second quarter of 1999. The Company continues to monitor the readiness of significant third parties in order to obtain assurances that interruptions, if any, will be held to a minimum. Costs incurred to date and expected to be incurred in the future are not material to the Company.

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

FORWARD LOOKING INFORMATION

This 10-Q contains forward-looking statements that are subject to risk factors associated with the oil and gas business. The Company believes that the expectations reflected in these statements are reasonable, but may be affected by a number of factors including, but not limited to: price fluctuations, currency fluctuations, drilling and production results, imprecision of reserve estimates, loss of market, industry competition, environmental risks, political risks and capital restrictions.

                                    PART II


Item 1.  Legal Proceedings

             Chieftain is not party to, and none of its properties is the subject of, any material legal proceedings.

Item 2.  Changes in Securities

             None.

Item 3.  Defaults Upon Senior Securities

             There have been no defaults upon senior securities of Chieftain.

Item 4.  Submission of Matters to a Vote of Security Holders


     a. An annual meeting of shareholders of the Company was held on May 13, 1999.

     b.  Directors elected for a term of three years were: H. J.
         Kelly, L. G. Munin and S. T. Peeler. Other directors whose terms of office as directors continued after the meeting are: S. A. Milner,
         D. E. Mitchell, S. C. Hurley, J. E. Maybin, and E. S. Ondrack.

     c.  The matters voted upon and the results of the voting were as follows:

    (i) The shareholders voted 8,655,437 shares in the affirmative and withheld from voting 44,800 shares to elect H. J. Kelly, L. G. Munin and S. T. Peeler as directors to hold office for a term of three years.

   (ii) The shareholders voted 8,659,127 shares in the affirmative and withheld from voting 42,110 shares to appoint PricewaterhouseCoopers as auditors of the Company to hold office until the close of the next annual meeting.

  (iii) The shareholders voted 4,126,029 shares for and 3,425,273 shares against the reconfirmation of the Shareholder Rights Plan.


Item 5.  Other Information

             None

Item 6.  Exhibits and Reports of Form 8-K

             None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Chieftain International, Inc.
-------------------------------
      (Registrant)






/s/  E. L. Hahn
--------------------------------
E. L. Hahn
Senior Vice President, Finance and Treasurer
(Chief Financial Officer)


Dated:  July 23, 1999