Form 10-Q
period 1999-09-30
CHIEFTAIN INTERNATIONAL INC
filed 1999-10-20
CIK 846871

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended:  September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________  to  ____________________

Commission file number:  1-10216

                          CHIEFTAIN INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Alberta, Canada                                             None
---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1201 TD Tower, 10088 - 102 Avenue,
Edmonton, Alberta, Canada                                  T5J  2Z1
---------------------------------           ------------------------------------
(Address of principal executive                   (Zip Code/Postal Code)
offices)

Registrant's telephone number, including area code:  (780) 425-1950

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

Yes  /X/    No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Title of each class                   Date                   Number Outstanding
-------------------        ---------------------------       ------------------
 Common shares                  October 8 , 1999                13,349,059

                          CHIEFTAIN INTERNATIONAL, INC.

                  SEPTEMBER 30, 1999 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                            Page No.
Item 1.    Financial Statements
           Consolidated Condensed Balance Sheet -
                  September 30, 1999 and December 31, 1998                                        3

           Consolidated Condensed Statement of Income (Loss) -
                  Nine months ended September 30, 1999 and 1998 and
                  Three months ended September 30, 1999 and 1998                                  4

           Consolidated Condensed Statement of Cash Flows -
                  Nine months ended September 30, 1999 and 1998                                   5

           Notes to Consolidated Condensed Financial Statements                                   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                          9


                                     PART II

Item 1.    Legal Proceedings                                                                      13

Item 2.    Changes in Securities                                                                  13

Item 3.    Defaults Upon Senior Securities                                                        13

Item 4.    Submission of Matters to a Vote of Security Holders                                    13

Item 5.    Other Information                                                                      13

Item 6.    Exhibits and Reports on Form 8-K                                                       13


Signatures                                                                                        13

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED BALANCE SHEET
(Full Cost Method of Accounting)

                                                SEPTEMBER 30,                December 31,
                                                    1999                         1998
--------------------------------------------------------------------------------------------
(unaudited)                                                (US $ in thousands)

ASSETS
Current assets:
  Cash and short-term deposits           $               597           $             10,613
  Accounts receivable                                 20,111                         14,030
  Other                                                  792                            282
                                            ------------------            ------------------
                                                      21,500                         24,925

Capital assets - net                                 275,471                        288,477

Deferred income taxes                                 10,892                          5,182
                                            ------------------            ------------------
                                         $           307,863           $            318,584
                                            ------------------            ------------------
                                            ------------------            ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued           $            16,791           $             22,533

Long-term debt                                        45,000                         40,000

Abandonment cost accrual                               8,305                          7,421

Deferred income taxes                                 13,978                         13,684

Shareholders' equity:
  Preferred shares of a subsidiary                    63,403                         63,403
  Common shares                                      189,010                        189,108
  Contributed surplus                                     26                             --
  Deficit                                            (28,650)                       (17,565)
                                            ------------------             ------------------
                                                     223,789                        234,946
                                            ------------------             ------------------
                                          $          307,863           $            318,584
                                            ------------------             ------------------
                                            ------------------             ------------------

See accompanying notes to consolidated condensed financial statements.

     CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

     CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)

                                                                    Nine months                      Three months
Period ended September 30                                      1999            1998             1999              1998
-------------------------------------------------------------------------------------------------------------------------
(unaudited)                                              (US $ in thousands except number of shares and per share amounts)
Production revenue, net of royalties                     $     52,954     $     44,852     $     22,569     $     13,822
Interest and other revenue (Note 2)                               570            2,613              194              121
                                                         ------------     ------------     ------------     ------------
                                                               53,524           47,465           22,763           13,943
                                                         ------------     ------------     ------------     ------------

Production costs                                               10,985           12,219            3,623            4,206
General and administrative expenses                             3,354            3,668              981              917
Interest                                                        1,867              285              666              260
Depletion and amortization                                     38,711           30,096           13,619            9,905
Additional depletion: Libyan properties (Note 3)               11,393               --               --               --
                                                         ------------     ------------     ------------     ------------
                                                               66,310           46,268           18,889           15,288
                                                         ------------     ------------     ------------     ------------

Income (loss) before income taxes
 and dividends on preferred shares
 of a subsidiary                                              (12,786)           1,197            3,874           (1,345)
Income taxes (Note 4)                                          (5,408)           1,141            1,356             (109)
                                                         ------------     ------------     ------------     ------------

Income (loss) before dividends on
 preferred shares of a subsidiary                              (7,378)              56            2,518           (1,236)
Dividends on preferred shares of a
 subsidiary                                                     3,707            3,707            1,236            1,236
                                                         ------------     ------------     ------------     ------------
Net income (loss) applicable to
common  shares                                           $    (11,085)    $     (3,651)    $      1,282     $     (2,472)
                                                         ------------     ------------     ------------     ------------
                                                         ------------     ------------     ------------     ------------
Net income (loss) per common  share (Note 5)
             - Basic                                     $      (0.83)    $      (0.27)    $       0.10     $      (0.18)
                                                         ------------     ------------     ------------     ------------
                                                         ------------     ------------     ------------     ------------
             - Fully diluted                             $      (0.83)    $      (0.27)    $       0.10     $      (0.18)
                                                         ------------     ------------     ------------     ------------
                                                         ------------     ------------     ------------     ------------
Weighted average number of common shares outstanding:
             - Basic                                       13,350,383       13,520,786       13,348,645       13,438,005
                                                         ------------     ------------     ------------     ------------
                                                         ------------     ------------     ------------     ------------
             - Fully diluted                               13,350,383       13,520,786       13,348,645       13,438,005
                                                         ------------     ------------     ------------     ------------
                                                         ------------     ------------     ------------     ------------


See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30                                                            1999                 1998
-------------------------------------------------------------------------------------------------------------------------
(unaudited)                                                                                  (US $ in thousands)

Operating activities:
  Net income (loss) applicable to common shares                                   $      (11,085)    $          (3,651)
  Items not requiring a current cash outlay                                               44,688                31,210
                                                                                     --------------     -----------------
                                                                                          33,603                27,559
  Net change in non-cash operating working capital (Note 6)                               (6,358)                 (713)
                                                                                     --------------     -----------------
                                                                                          27,245                26,846
Financing activities:
  Increase in long-term debt                                                               5,000                25,000
  Purchase of common shares for cancellation                                                 (80)               (5,355)
  Issue of common shares                                                                       9                   437
                                                                                     --------------     -----------------
                                                                                           4,929                20,082
Investing activities:
  Lease acquisition, exploration and drilling costs                                      (30,270)              (55,847)
  Pipelines and production equipment acquired                                             (6,072)              (10,351)
  Sale of producing properties                                                               155                    --
                                                                                     --------------     -----------------
                                                                                         (36,187)              (66,198)
  Purchase of other capital assets                                                           (28)                  (87)
  Change in investing accounts payable and accrued                                        (5,975)               (1,465)
                                                                                     --------------     -----------------
                                                                                         (42,190)              (67,750)
                                                                                     --------------     -----------------

Change in cash and short term deposits                                                   (10,016)              (20,822)

Beginning cash and short-term deposits                                                    10,613                26,925
                                                                                     --------------     -----------------

Ending cash and short-term deposits                                               $          597     $           6,103
                                                                                     --------------     -----------------
                                                                                     --------------     -----------------

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation:
         ---------------------

         In the opinion of Chieftain International, Inc. (the "Company" and together with its subsidiaries "Chieftain"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as at September 30, 1999 and December 31, 1998 and the results of operations and statement of cash flow for the nine month periods ended September 30, 1999 and 1998. Certain information and notes normally included in Chieftain's financial statements prepared in conformity with Canadian generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Chieftain's Annual Report on Form 10-K for the year ended December 31, 1998.

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

         The results of operations and cash flows for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

         Material differences between Canadian and US accounting principles that affect Chieftain are referred to in Note 7, which provides the effects of such differences on earnings and balance sheet accounts.

2.       Interest and Other Revenue:
         --------------------------

         Interest and other revenue for the first quarter of 1998 included $1.6 million awarded by the courts pursuant to a successful claim for recovery of excess transportation charges incurred from 1990 through 1997. The award comprises transportation charges, legal fees and judgement interest in the amounts of $1,129,000, $282,000 and $189,000, respectively.

3.       Additional Depletion:
         --------------------

         Additional depletion of $11.4 million arises from the termination of an exploration program and production test in Libya.

4.       Income Taxes:
         ------------

         The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income
         (loss) before dividends paid on preferred shares of a subsidiary as a result of the following:

                                                                                  Nine months                   Three months
          Period ended September 30                                          1999           1998            1999            1998
          --------------------------------------------------------------------------------------------------------------------------
          (unaudited)                                                                        (US $ in thousands)
          Tax at statutory Canadian rate 44.62%                        $     (5,705)  $        534   $        1,729   $       (603)
          Lower income tax rate on earnings of US
                   subsidiaries                                                 (76)          (144)            (407)            95
          Canadian income tax on exchange loss (gain)
                   which is eliminated upon consolidation                       634            220               41             47
          Prior years' tax reassessments                                         --            208               --            208
          Exchange revaluation of Canadian
                   deferred tax assets                                         (289)           222               (9)           105
          Other                                                                  28            101                2             39
                                                                          -----------    -----------     ------------    -----------
          Tax at effective rate                                        $     (5,408)  $      1,141   $        1,356   $       (109)
                                                                          -----------    -----------     ------------    -----------
                                                                          -----------    -----------     ------------    -----------
          Effective tax rate                                                   42.3%          95.3%            35.0%           8.1%
                                                                          -----------    -----------     ------------    -----------
                                                                          -----------    -----------     ------------    -----------

5.       Per Share Amounts:
         -----------------

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

6.       Supplemental Cash Flow Information:
         ----------------------------------

         Cash outflows for (inflows from) income taxes during the 1999 third quarter were $ (29,000) (year-to-date-($12,000)) (1998-third quarter - $14,000; year-to-date - $41,000). Cash outflows for long-term debt interest during the 1999 third quarter were $653,000 (year-to-date - $1,804,000); (1998-third quarter - $156,000; year-to-date - $156,000).

7.       United States Accounting Principles:
         -----------------------------------

         (a)  Full cost accounting

              US full cost accounting rules differ materially from the Canadian full cost accounting guidelines followed by Chieftain. The US rules require an impairment test to be conducted quarterly whereas the Canadian guidelines require this test only at year-end. In determining the limitation on carrying values, US rules require the discounting of future net revenues at 10%, and Canadian guidelines require the use of undiscounted future net revenues and the deduction of estimated future administrative and financing costs. The quarterly test required by U.S. accounting rules, using a March 31, 1999 U.K. natural gas price of $0.84 per mcf to determine future net revenues, would have resulted in a write-down of U.K. property carrying costs at March 31, 1999 of $7.1 million and, after providing for tax recoveries of $3.1 million, a net charge to operations of $4.0 million. Using June 30, 1998 U.S. gas and oil prices of $2.09 per mcf and $12.40 per barrel to determine future net revenues would have resulted in a write-down of U.S. property carrying costs at June 30, 1998 of $24.7 million and, after providing for tax recoveries of $8.6 million, a net charge to operations of $16.1 million.

         (b)  Effect on earnings

              The effect on consolidated earnings of these differences is summarized as follows:

               NINE MONTHS ENDED SEPTEMBER 30                                            1999                  1998
              -----------------------------------------------------------------------------------------------------------
                                                                                     (US$ in thousands except number of
                                                                                       shares and per share amounts)
              Net income (loss) applicable to common shares
                as reported                                                    $           (11,085)  $          (3,651)
              Additional depletion                                                          (7,104)            (24,725)
                                                                                  -----------------     -----------------
                                                                                           (18,189)            (28,376)
              Add reduction in depletion expense                                            13,122               2,631
              Decrease (increase) in deferred tax provision                                 (1,656)              7,449
                                                                                  -----------------     -----------------
              Net income (loss) applicable to common shares
                under US accounting principles                                 $            (6,723)  $         (18,296)
                                                                                  -----------------     -----------------
                                                                                  -----------------     -----------------

              Net income (loss) per common share under US accounting principles:
                                         - Basic                               $             (0.50)  $           (1.35)
                                                                                  -----------------     -----------------
                                                                                  -----------------     -----------------
                                         - Fully diluted                       $             (0.50)  $           (1.35)
                                                                                  -----------------     -----------------
                                                                                  -----------------     -----------------
              Fully diluted number of common shares
                outstanding                                                             13,350,383           13,520,786
                                                                                  -----------------     -----------------
                                                                                  -----------------     -----------------

                                                                    Page 8 of 13

               THREE MONTHS ENDED SEPTEMBER 30                                           1999                  1998
              -----------------------------------------------------------------------------------------------------------
                                                                               (US$ in thousands except number of shares
                                                                                         and per share amounts)
              Net income (loss) applicable to common shares
                as reported                                                    $             1,282   $          (2,472)
                                                                                  -----------------     -----------------

              Add reduction in depletion expense                                             4,926               1,212
              Decrease (increase) in deferred tax provision                                 (1,830)               (708)
                                                                                  -----------------     -----------------
              Net income (loss) applicable to common shares
                under US accounting principles                                 $             4,378   $          (1,968)
                                                                                  -----------------     -----------------
                                                                                  -----------------     -----------------

              Net income (loss) per common share under US
                accounting principles:
                                         - Basic                               $              0.33  $            (0.15)
                                                                                  -----------------     -----------------
                                                                                  -----------------     -----------------
                                         - Fully diluted                       $              0.32  $            (0.15)
                                                                                  -----------------     -----------------
                                                                                  -----------------     -----------------
              Fully diluted number of common shares
                outstanding                                                             13,493,458          13,438,005
                                                                                  -----------------     -----------------
                                                                                  -----------------     -----------------


         (c)  Effect on balance sheet

              The effect on the Consolidated Condensed Balance Sheet of the differences between Canadian and US accounting principles is as follows:

             AS AT                                      SEPTEMBER 30, 1999                       December 31, 1998
             -----------------------------------------------------------------------------------------------------------------
             (US$ in thousands)
                                                                        Under US                                 Under US
                                                   As reported         Accounting          As reported          Accounting
                                                                       Principles                               Principles
                                                  --------------    -----------------    ----------------    -----------------
             Net capital assets                $     275,471     $      178,529       $     288,477       $     185,517
             Deferred tax - asset              $      10,892     $       31,993       $       5,182       $      28,233
             Deferred tax - liability          $      13,978     $           --       $      13,684       $          --
             Deficit                           $     (28,650)    $      (90,513)      $     (17,565)      $     (83,790)

              Additionally, for US reporting purposes, the preferred shares shown as shareholders' equity in these consolidated condensed financial statements would be shown outside the equity section.

         (d)  Stock-based compensation

              The Company applies the intrinsic value method prescribed by APB Opinion 25 and related interpretations in accounting for share option transactions. Accordingly, no compensation cost is recognized in the accounts. US accounting principles require disclosure of the impact on earnings and earnings per share of the value of options granted after 1994, calculated in accordance with FAS 123. For the nine months ended September 30, 1999 such impact would amount to a net of tax charge to income (loss) of $946,000 (1998 - $1,270,000) and for the three months ended September 30 such impact would amount to a net of tax charge to income (loss) of $355,000 (1998 - $397,000). Under US accounting principles after reflecting this charge, for the nine months ended September 30, pro forma net income (loss) applicable to common shares would be $(7,669,000) (1998 - ($19,566,000)); net income (loss) per common share would be $(0.57) (1998 - $(1.45)); and pro forma fully diluted earnings (loss) per common share would be $(0.57) (1998 - $(1.45)). For the three months ended September 30, pro forma net income (loss) applicable to common shares under US accounting principles would be $4,023,000 (1998 - $(2,365,000));
              pro forma net income (loss) per common share would be $0.30 (1998
              - $(0.18)); and pro forma fully diluted earnings (loss) per common share would be $0.30 (1998 - $(0.18)). These effects are not necessarily indicative of those to be expected in future periods.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our accompanying unaudited consolidated condensed financial statements.

We produce and sell natural gas and oil acquired through exploration and development or through the purchase of producing properties. Our properties are located in the United States Gulf of Mexico, onshore in Utah and Louisiana and also in the U.K. sector of the North Sea. The majority of our attention and resources is focused on the U.S. Gulf of Mexico area where we hold interests in 143 offshore lease blocks.

Our financial statements and information are reported in U.S. dollars. Substantially all of our revenues and a significant portion of our operating expenses are realized or incurred in U.S. dollars.

Our financial statements are prepared based upon Canadian generally accepted accounting principles. For a discussion of the effect of differences in generally accepted accounting principles in Canada and the United States on our financial statements, see Note 11 to our 1998 consolidated financial statements and Note 7 to our accompanying unaudited consolidated condensed financial statements.

OPERATING RESULTS

FIRST NINE MONTHS 1999 COMPARED TO FIRST NINE MONTHS 1998

PRODUCTION AND PRICING. Our average daily combined natural gas and oil production increased 15% to 93.9 MMcfe (113.7 MMcfe before royalties) for the first nine months of 1999 from 81.4 MMcfe (98.6 MMcfe before royalties) for the corresponding period in 1998. Natural gas comprised 74% of our production for the first nine months of 1999 and 79% of our production for the corresponding period in 1998. For the first nine months of 1999, our natural gas production increased 9% to 19.1 Bcf (23.3 Bcf before royalties) compared to 17.5 Bcf (21.4 Bcf before royalties) for the corresponding period in 1998. For the first nine months of 1999, our oil and natural gas liquids production increased 38% to 1,091 MBbls (1,285 MBbls before royalties) compared to 792 MBbls (912 MBbls before royalties) for the corresponding period in 1998. Natural gas prices averaged $1.89 per Mcf for the first nine months of 1999 compared to $2.02 per Mcf for the corresponding period in 1998. Oil and natural gas liquids prices averaged $15.62 per barrel for the first nine months of 1999 compared to $12.39 per barrel for the corresponding period in 1998.

PRODUCTION REVENUES. For the first nine months of 1999, our combined natural gas and oil production volumes increased 15% from the corresponding period in 1998. A 26% recovery in oil prices was partially offset by a 6% decrease in natural gas prices. As a result, our production revenues for the first nine months of 1999 increased 18% ($8.1 million), to $53.0 million from the corresponding period in 1998.

Eighty-four percent of our natural gas production for the first nine months of 1999 resulted from our interests in 92 wells in the Gulf of Mexico. Our natural gas production increased 9% in the first nine months of 1999 over the corresponding period in 1998. This increase in production resulted primarily from the commencement of production from South Marsh Island 39 at the end of the first quarter of 1999 and from the commencement of initial natural gas production from Main Pass 250 B during the latter half of the second quarter of 1999. We expect to add production in the fourth quarter of 1999 from a discovery made at South Marsh Island 39 during the third quarter of 1999 and from Main Pass 225 D.

At September 30, 1999, we were producing 68.6 MMcf per day of natural gas (82.9 MMcf per day before royalties), of which 57.9 MMcf per day (72.2 MMcf per day before royalties) was from the U.S. and 10.7 MMcf per day (before and after royalties) was from the North Sea. At September 30, 1999, oil production was 4,301 barrels per day (5,089 barrels per day before royalties) of which 1,770 barrels per day (2,027 barrels per day before royalties) was from the Aneth and Ratherford Units in Utah and 2,493 barrels per day (3,022 barrels per day before royalties) was from the Gulf of Mexico.

PRODUCTION COSTS. Our production costs for the first nine months of 1999 decreased 10% from the corresponding period in 1998. This decrease primarily reflects significant pipeline repair costs in the South Pass area during the first quarter of 1998 and a succession of weather induced evacuations of manned facilities in the Gulf of Mexico in the third quarter of 1998. Production costs on a per unit basis decreased to $0.43 per Mcfe ($0.35 per Mcfe before royalties), down 22% from the first nine months' average for 1998 of $0.55 per Mcfe ($0.45 per Mcfe before royalties).

For the first nine months of 1999, production costs were $0.30 per Mcfe ($0.24 per Mcfe before royalties) for Gulf of Mexico area properties, $1.36 per Mcfe ($1.19 per Mcfe before royalties) for the Utah oil producing properties where secondary and tertiary recovery methods are being used, and $0.08 per Mcfe (before and after royalties) for the United Kingdom properties.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses for the first nine months of 1999 decreased 9% from the corresponding period in 1998. This decrease reflects higher performance-based compensation payments made during the first quarter of 1998 than during the corresponding period in 1999. General and administrative costs for the first nine months of 1999, on a per unit basis, decreased 21% to $0.13 per Mcfe ($0.11 per Mcfe before royalties) compared to $0.17 per Mcfe ($0.14 per Mcfe before royalties) for the corresponding period of 1998.

INTEREST EXPENSE. Our interest expense for the first nine months of 1999 increased compared to the corresponding 1998 period due to greater credit facility utilization. Our weighted average debt outstanding for the nine months ended September 30, 1999 was $43.3 million compared to $6.1 million for the corresponding period in 1998. The effective interest rate on our outstanding debt for the nine months ended September 30, 1999 was 5.76% compared to 6.19% for the corresponding period in 1998. The weighted average interest rate on our debt at September 30, 1999 was 6.24%.

DEPLETION AND AMORTIZATION. Our depletion and amortization expense for the first nine months of 1999 increased 29% from the corresponding period in 1998 as a result of a 15% increase in our production and an 11% increase in our average depletion rate to $1.51 per Mcfe ($1.25 per Mcfe before royalties). The significant downward revision in our proved reserves at December 31, 1998 that resulted from the low oil prices on that date is primarily responsible for the increase in our effective depletion rate in the first nine months of 1999 compared to the corresponding period in 1998.

In Libya, Chieftain and its partners concluded that a multi-year exploration program and production test is not commercial under the terms of the concession and will therefore terminate the program. As a result, additional depletion of $11.4 million was recorded in the second quarter of 1999 to eliminate this investment, resulting in a charge to operations, net of income taxes, of $6.3 million.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

PRODUCTION AND PRICING. Our average daily combined natural gas and oil production increased 29% to 98.3 MMcfe (118.4 MMcfe before royalties) for the third quarter of 1999 from 76.2 MMcfe (93.6 MMcfe before royalties) for the corresponding period in 1998. Natural gas comprised 73% of our production for the third quarter of 1999 and 78% of our production for the corresponding period in 1998. For the third quarter of 1999, our natural gas production increased 21% to 6.6 Bcf (8.0 Bcf before royalties) compared to 5.5 Bcf (6.8 Bcf before royalties) for the corresponding period in 1998. For the third quarter of 1999, our oil and liquids production increased 56% to 404 MBbls (478 MBbls before royalties) compared to 260 MBbls (300 MBbls before royalties) for the corresponding period in 1998. Natural gas prices averaged $2.26 per Mcf for the third quarter of 1999 compared to $1.96 per Mcf for the corresponding period in 1998. Oil and natural gas liquids prices averaged $19.31 per barrel for the third quarter of 1999 compared to $11.86 per barrel for the corresponding period in 1998.

PRODUCTION REVENUES. For the third quarter of 1999, our combined natural gas and oil production volumes increased by 29% from the corresponding period in 1998. Oil prices for the quarter increased 63% and natural gas prices increased 15% from the corresponding period in 1998. As a result, our production revenues increased 63% ($8.7 million), to $22.6 million from the corresponding period in 1998.

PRODUCTION COSTS. Our production costs for the third quarter of 1999 decreased 14% from the corresponding period in 1998. This decrease primarily reflects a succession of weather induced evacuations of manned facilities in the Gulf of Mexico in the third quarter of 1998. Production costs on a per unit basis decreased to $0.40 per Mcfe ($0.33 per Mcfe before royalties), down 33% from the 1998 third quarter average of $0.60 per Mcfe ($0.49 per Mcfe before royalties).

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses for the third quarter of 1999 increased 7% from the corresponding period in 1998. General and administrative costs on a per unit basis decreased 18% to $0.11 per Mcfe ($0.09 per Mcfe before royalties) compared to $0.13 per Mcfe ($0.11 per Mcfe before royalties) for the corresponding period of 1998.

INTEREST EXPENSE. Our interest expense for the third quarter of 1999 increased compared to the corresponding 1998 period due to greater credit facility utilization. $45 million of our $100 million revolving credit facility was utilized at September 30, 1999 compared to $25 million at September 30, 1998. Our weighted average debt outstanding for the third quarter of 1999 was $45.0 million compared to $16.7 million for the corresponding period in 1998. The effective interest rate on our outstanding debt for the third quarter of 1999 was 5.87% compared to 6.16% for the corresponding period in 1998.

DEPLETION AND AMORTIZATION. Our depletion and amortization expense for the third quarter increased 37% from the corresponding period in 1998 as a result of a 29% increase in our production and a 7% increase in the average depletion rate to $1.51 per Mcfe ($1.25 per Mcfe before royalties).

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of cash are funds generated from our operations and financing activities. Our primary cash outflows are for exploration and development activities.

Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income (loss) attributable to common shares to eliminate the effects of depletion and amortization, additional depletion and deferred income taxes. We generated discretionary cash flow of $33.6 million during the first nine months of 1999 compared to $27.5 million for the corresponding period in 1998. This increase of 22% is primarily a result of our higher operating revenues.

Our financing activities in the first nine months of 1999 provided $4.9 million of cash, the net result of the drawdown of $5 million of our revolving credit facility, the exercise of employee stock options and the purchase for cancellation of 7,500 common shares under our share repurchase program, which expires on November 1, 1999. Financing activities during the corresponding period in 1998 provided $20.1 million of cash, which was the net result of:

o        the drawdown of $25 million of our revolving credit facility,

o        the exercise of employee stock options for $0.4 million, and

o the purchase for cancellation of 264,600 common shares at the cost of $5.3 million under our stock repurchase program.

Cash used in investing activities decreased 38% to $42.2 million for the first nine months of 1999 from $67.8 million for the corresponding period in 1998. Our capital expenditures during the first nine months of 1999 totaled $36.2 million. Of this amount, $1.8 million was expended on development drilling, $23.0 million on exploratory drilling, $4.7 million on capital field development and the balance was expended on leasehold, seismic and geological costs. Of the 15 wells in which we participated in 1999, ten were in the Gulf of Mexico (four of which were still being drilled at September 30, 1999), three were onshore in the U.S. and two were in Libya.
Five additional wells were drilled on our Gulf of Mexico acreage at no cost to us, one of which resulted in a natural gas well and four of which were unsuccessful. We are currently participating or plan to participate in the drilling of approximately 15 exploratory and development wells during the fourth quarter of 1999.

Our September 30, 1999 cash balance of $0.6 million was down $5.5 million from the balance at September 30, 1998. We had outstanding borrowings of $45 million on our $100 million revolving credit facility at September 30, 1999. The weighted average interest rate for our borrowings during the first nine months was 5.76%.

OUTLOOK

Currently, we have budgeted approximately $18.6 million for exploration and development capital expenditures for the fourth quarter of 1999. Our preliminary 2000 capital expenditure budget is estimated at $86 million. We expect to fund most of these expenditures from our operational cash flow. These capital expenditures can vary significantly as a result of exploration success, availability of equipment and services and opportunities. We will monitor capital spending and adjust investment levels based on cash flow projections. We will continue to focus on natural gas production in the Gulf of Mexico.

YEAR 2000 DISCLOSURE

We have completed our assessment of our internal Year 2000 issues and have made the changes and employed the testing procedures that we deemed necessary. At this time, we are confident that no internal issues remain that could have a material effect on our financial condition or results of operations. We substantially completed our assessment of the readiness of third parties by the end of the second quarter of 1999. We continue to monitor the readiness of significant third parties in order to obtain assurances that interruptions, if any, will be held to a minimum. We do not consider the costs that we have incurred to date and which we expect to incur in the future to be material.

We have interests in a substantial number of offshore oil and gas production facilities that are operated by others. We are required to rely on assessments by others as to Year 2000 readiness of such facilities. Production volumes are transported through pipelines and processed through facilities that are also operated by others. Computers are used extensively to control and operate such pipelines and facilities in the oil and natural gas industry and it is reasonably likely that one or more of such facilities will experience a computer related event which could result in the shut down of production, transportation or processing facilities for such time as is required to effect alternative controls. We cannot reasonably quantify the estimated lost revenue, if any, which would result from such an interruption. To mitigate the effect of any interruptions, we intend to continue our review of contingency plans prepared by our various operating partners.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters have been submitted to a vote of the security holders of the Company during the third quarter of 1999.

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

Dated:  October 8, 1999