Form 10-Q
period 2000-03-31
CHIEFTAIN INTERNATIONAL INC
filed 2000-04-18
CIK 846871

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ________________  to  ____________________

Commission file number:  1-10216
                         -------

                          CHIEFTAIN INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Alberta, Canada                                                   None
----------------------------------                        ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1201 TD Tower, 10088 - 102 Avenue,
Edmonton, Alberta, Canada                                        T5J 2Z1
------------------------------------                      ----------------------
(Address of principal executive offices)                  (Zip Code/Postal Code)

Registrant's telephone number, including area code:  (780) 425-1950

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

Yes    X    No
    ------    ------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Title of each class                  Date                     Number Outstanding
-------------------       ---------------------------         ------------------
 Common shares                   April 17, 2000                  16,224,059

                          CHIEFTAIN INTERNATIONAL, INC.

                    MARCH 31, 2000 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                        Page No.
Item 1.  Financial Statements


         Consolidated Condensed Balance Sheet -
           March 31, 2000 and December 31, 1999                                3

         Consolidated Condensed Statement of Income (Loss) -
           Three months ended March 31, 2000 and 1999                          4

         Consolidated Condensed Statement of Cash Flows -
          Three months ended March 31, 2000 and 1999                           5

         Notes to Consolidated Condensed Financial Statements                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9


                                     PART II

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities                                                16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16


Signatures                                                                    16

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED BALANCE SHEET
(Full Cost Method of Accounting)

                                                  MARCH 31          December 31,
                                                    2000               1999
--------------------------------------------------------------------------------
(unaudited)                                          (U.S. $ in thousands)

ASSETS

Current assets:
  Cash and short-term deposits                    $   7,463           $  19,368
  Accounts receivable                                19,549              18,855
  Other                                                 649                 750
                                                  ---------           ---------
                                                     27,661              38,973

Capital assets - net                                286,344             277,149

Deferred income taxes                                14,404              14,636
                                                  ---------           ---------
                                                  $ 328,409           $ 330,758
                                                  =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued                    $  18,862           $  25,369

Long-term debt                                       10,000              10,000

Abandonment cost accrual                              8,847               8,595

Deferred income taxes                                17,494              15,693

Shareholders' equity:
  Preferred shares of a subsidiary                   63,403              63,403
  Common shares (Note 2)                            237,076             237,076
  Contributed surplus                                    26                  26
  Deficit                                           (27,299)            (29,404)
                                                  ---------           ---------
                                                    273,206             271,101
                                                  ---------           ---------
                                                  $ 328,409           $ 330,758
                                                  =========           =========





See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)



THREE MONTHS ENDED MARCH 31,                                                   2000                 1999
--------------------------------------------------------------------------------------------------------------
(unaudited)                                                              (U.S. $ in thousands except number of
                                                                             shares and per share amounts)

Production revenue, net of royalties                                        $     20,774          $     13,034
Interest and other revenue                                                           450                   184
                                                                            ------------          ------------
                                                                                  21,224                13,218
                                                                            ------------          ------------

Production costs                                                                   3,360                 3,312
General and administrative expenses                                                1,793                 1,329
Interest                                                                             178                   565
Depletion and amortization                                                        10,517                12,181
                                                                            ------------          ------------
                                                                                  15,848                17,387
                                                                            ------------          ------------
Income (loss) before income taxes and dividends
     on preferred shares of a subsidiary                                           5,376                (4,169)

Income taxes (Note 3)                                                              2,036                (1,544)
                                                                            ------------          ------------

Income (loss) before dividends on preferred shares of a subsidiary                 3,340                (2,625)

Dividends on preferred shares of a subsidiary                                      1,235                 1,235
                                                                            ------------          ------------


Net income (loss) applicable to common  shares                              $      2,105          $     (3,860)
                                                                            ============          ============
Net income (loss) per common share (Note 4)
         - Basic                                                            $       0.13          $      (0.29)
                                                                            ============          ============
         - Fully diluted                                                    $       0.13          $      (0.29)
                                                                            ============          ============
Weighted average number of common shares outstanding:
         - Basic                                                              16,224,059            13,354,174
                                                                            ============          ============
         - Fully diluted                                                      17,343,248            13,354,174
                                                                            ============          ============








See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS



THREE MONTHS ENDED MARCH 31,                                           2000               1999
------------------------------------------------------------------------------------------------
(unaudited)                                                             (U.S. $ in thousands)

Operating activities:
  Net income (loss) applicable to common shares                      $  2,105           $ (3,860)
  Items not requiring a current cash outlay                            12,550             10,627
                                                                     --------           --------
                                                                       14,655              6,767
  Net change in non-cash operating working capital (Note 5)            (3,188)             1,239
                                                                     --------           --------
                                                                       11,467              8,006
                                                                     --------           --------

Financing activity:
  Purchase of common shares for cancellation                             --                  (80)
                                                                     --------           --------

Investing activities:
  Lease acquisition, exploration and drilling costs                   (14,324)            (9,414)
  Pipelines and production equipment acquired                          (5,112)              (971)
                                                                     --------           --------
                                                                      (19,436)           (10,385)
  Purchase of other capital assets                                        (24)                (4)
  Change in investing accounts payable and accrued                     (3,912)            (5,204)
                                                                     --------           --------
                                                                      (23,372)           (15,593)
                                                                     --------           --------

Change in cash and short-term deposits                                (11,905)            (7,667)

Beginning cash and short-term deposits                                 19,368             10,613
                                                                     --------           --------

Ending cash and short-term deposits                                  $  7,463           $  2,946
                                                                     ========           ========









See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2000 and 1999

(unaudited)

1.       Basis of Presentation:

         In the opinion of Chieftain International, Inc. (the "Company" and together with its subsidiaries "Chieftain"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as at March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three month periods ended March 31, 2000 and 1999. Certain information and notes normally included in Chieftain's financial statements prepared in conformity with Canadian generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Chieftain's Annual Report on Form 10-K for the year ended December 31, 1999.

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

         The results of operations and cash flows for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         Material differences between Canadian and U.S. accounting principles that affect Chieftain are referred to in Note 6, which provides the effects of such differences on earnings and balance sheet accounts.

2.       Common Shares:

         (a)  Common shares outstanding

              At March 31, 2000, 16,224,059 (December 31, 1999 - 16,224,059)
              common shares of the Company were issued and outstanding.

         (b)  Common shares reserved

              At March 31, 2000, 1,130,207 (December 31, 1999 - 1,130,207) of
              the authorized but unissued common shares of the Company were reserved for issuance under the Share Option Plan. At March 31, 2000, the Company had reserved 3,408,375 (December 31, 1999 - 3,408,375) common shares for issuance pursuant to the conversion provisions of the preferred shares of a subsidiary. See Note 2(c).

         (c)  Preferred shares of a subsidiary

              Chieftain International Funding Corp. ("Funding"), a subsidiary of Chieftain International (U.S.) Inc., sold 2,726,700 shares of $1.8125 cumulative convertible redeemable preferred shares at $25.00 per share in a 1992 public offering in the U.S.. The preferred shares are redeemable, at the option of Funding, at $25.4028 per share during 2000, $25.2014 per share during 2001 and $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends. Each preferred share has a liquidation preference of $25.00 and is convertible at any time into 1.25 common shares of Chieftain International, Inc. at the option of the holder.

3.       Income Taxes:

         The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income
         (loss) before dividends paid on preferred shares of a subsidiary as a result of the following:


          Three months ended March 31,                                       2000              1999
          -------------------------------------------------------------------------------------------

           Tax at statutory Canadian rate of 44.62%                        $ 2,399            $(1,860)
           Lower income tax rate on earnings of U.S. subsidiaries             (463)               325
           Other                                                               100                 (9)
                                                                           -------            -------
           Tax at effective rate                                           $ 2,036            $(1,544)
                                                                           =======            =======
           Effective tax rate                                                 37.9%              37.0%
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

5.       Supplemental Cash Flow Information:

         Cash outflows for (inflows from) income taxes during the first quarter of 2000 were $(1,000) (1999 first quarter - $10,000). Cash outflows for long-term debt interest during the first quarter of 2000 were $177,000 (1999 first quarter - $567,000).

6.       United States Accounting Principles:

         (a)  Full cost accounting

              U.S. full cost accounting rules differ materially from the Canadian full cost accounting guidelines followed by Chieftain. The U.S. rules require an impairment test to be conducted quarterly whereas the Canadian guidelines require this test only at year-end. In determining the limitation on carrying values, U.S. rules require the discounting of future net revenues at 10%; Canadian guidelines require the use of undiscounted future net revenues and the deduction of estimated future administrative and financing costs. The quarterly test required by U.S. accounting rules, using a March 31,1999 U.K. natural gas price of $0.84 per mcf to determine future net revenues, would have resulted in a write-down of U.K. property carrying costs at March 31, 1999 of $7.1 million and, after providing for tax recoveries of $3.1 million, a net charge to operations of $4.0 million.

         (b)  Effect on earnings

              The effect on consolidated earnings of these differences is summarized as follows:

             THREE MONTHS ENDED MARCH 31,                                              2000                1999
             --------------------------------------------------------------------------------------------------------
                                                                                 (U.S.$ in thousands except number of
                                                                                     shares and per share amounts)

              Net income (loss) applicable to common shares, as reported          $      2,105           $     (3,860)
              Additional depletion difference                                             --                   (7,104)
                                                                                  ------------           ------------
                                                                                         2,105                (10,964)
              Reduction in depletion expense                                             2,648                  3,697
              Decrease (increase) in deferred tax provision                               (962)                 1,831
                                                                                  ------------           ------------
              Net income (loss) applicable to common shares
                under U.S. accounting principles                                  $      3,791           $     (5,436)
                                                                                  ============           ============

              Net income (loss) per common share under U.S.
                accounting principles:

                   - Basic                                                        $       0.23           $      (0.41)
                                                                                  ============           ============
                   - Fully diluted                                                $       0.23           $      (0.41)
                                                                                  ============           ============
              Fully diluted number of common shares outstanding                     16,421,203             13,354,174
                                                                                  ============           ============

         (c)  Effect on balance sheet

              The effect on the Consolidated Condensed Balance Sheet of the differences between Canadian and U.S. accounting principles is as follows:

             As at                                       MARCH 31, 2000                  December 31, 1999
             -----------------------------------------------------------------------------------------------------
              (U.S.$ in thousands)                                  Under U.S.                         Under U.S.
                                                                    Accounting                         Accounting
                                                As reported         Principles      As reported        Principles
                                                -----------         ----------      -----------        ----------
              Net capital assets                 $ 286,344          $ 201,344        $ 277,149         $ 189,501
              Deferred tax - asset               $  14,404          $  27,243        $  14,636         $  30,238
              Deferred tax - liability           $  17,494          $    --          $  15,693         $    --
              Deficit                            $ (27,299)         $ (81,966)       $ (29,404)        $ (85,757)

              For U.S. reporting purposes, the preferred shares shown as shareholders' equity in these consolidated condensed financial statements would be shown outside the equity section.

         (d)  Stock-based compensation

              The Company applies the intrinsic value method prescribed by APB Opinion 25 and related interpretations in accounting for share option transactions. Accordingly, no compensation cost is recognized in the accounts. U.S. accounting principles require disclosure of the impact on earnings and earnings per share of the value of options granted after 1994, calculated in accordance with FAS 123. For the three months ended March 31, 2000 such impact would amount to a net of tax charge to income (loss) of $350,000 (1999 - $261,000). Under U.S. accounting principles after reflecting this charge, for the three months ended March 31, pro forma net income (loss) applicable to common shares would be $3,441,000 (1999 - ($5,697,000)); net income (loss) per common share would be $0.21 (1999 - $(0.43)); and pro forma fully diluted earnings (loss) per common share would be $0.21 (1999 - $(0.43)). These effects are not necessarily indicative of those to be expected in future periods.

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

Our financial statements and information are reported in U.S. dollars and are prepared based upon Canadian generally accepted accounting principles. Substantially all of our revenues and a significant portion of our operating expenses are realized or incurred in U.S. dollars. For a discussion of the effect of differences in generally accepted accounting principles in Canada and the U.S. on our financial statements, see Note 12 to our 1999 consolidated financial statements and Note 6 to our accompanying unaudited consolidated condensed financial statements.

           FIRST THREE MONTHS 2000 COMPARED TO FIRST THREE MONTHS 1999

PRODUCTION

On an energy equivalent basis our average daily production decreased 9% to 99.5 mmcfe per day (82.4 mmcfe per day after royalties) for the first three months of 2000 from 109.2 mmcfe per day (90.1 mmcfe per day after royalties) for the corresponding period in 1999. Natural gas comprised 75% (before and after royalties) of our production for the first three months of 2000 and 80% (79% after royalties) of our production for the corresponding period in 1999. For the first three months of 2000, our natural gas production decreased 13% to 6.8 bcf (5.6 bcf after royalties) compared to 7.8 bcf (6.4 bcf after royalties) for the corresponding period in 1999. For the first three months of 2000, our oil and natural gas liquids production increased 14% to 378 mbbls (318 mbbls after royalties) compared to 331 mbbls (284 mbbls after royalties) for the corresponding period in 1999.

Eighty-eight per cent of our natural gas production for the first three months of 2000 came from our interests in the U.S. Gulf of Mexico region compared to 87% in the corresponding period in 1999. Our interests in this region accounted for 46% of our oil and ngls production compared to 37% in the corresponding period in 1999.

Main Pass 225 D and Main Pass 250 B, which had no production during the first quarter of 1999, contributed 243 mmcf (203 mmcf after royalties) and 233 mmcf (194 mmcf after royalties), respectively, to natural gas production during the first quarter of 2000, but, as a whole, natural gas production in the Main Pass area decreased 490 mmcf (332 mmcf after royalties), due to normal production declines, to 1,290 mmcf (999 mmcf after royalties). Increased natural gas production volumes also came from various areas including Northeast Wright, which increased 169 mmcf (125 mmcf after royalties) to 242 mmcf (179 mmcf after royalties); South Marsh Island 39, which increased 306 mmcf (255 mmcf after royalties) to 312 mmcf (260 mmcf after royalties); and East Cameron 34, which increased 123 mmcf (102 mmcf after royalties) to 294 mmcf (245 mmcf after royalties). However, in total, increases in natural gas volumes were more than offset by normal production declines. Nine projects are expected to commence production during the remainder of 2000: South Timbalier 196, Vermilion 267 and the onshore Chacahoula well during the second quarter; and High Island A-510/A-531, High Island A-530, West Cameron 613, West Cameron 300, Matagorda Island 704 and Eugene Island 189 in the second half of the year.

--------------------------------------------------------------------------------
Unless the context indicates another meaning, the terms "Chieftain", "the Company", "we", "us" and "our" refer to Chieftain International, Inc., a company organized under the laws of the Province of Alberta, Canada, and its subsidiaries.

As used in this Form 10-Q, "BCF" means 1,000,000,000 cubic feet of natural gas, "BCFE" means 1,000,000,000 cubic feet of natural gas equivalent, "BOE" means barrel of oil equivalent using a ratio of 6,000 cubic feet of natural gas = 1 barrel,"MBBLS" means 1,000 barrels of crude oil, condensate and natural gas liquids, "MCF" means 1,000 cubic feet of natural gas, "MCFE" means 1,000 cubic feet of natural gas equivalent using a ratio of 1 barrel = 6,000 cubic feet of natural gas, "MMCF" means 1,000,000 cubic feet and "MMCFE" means 1,000,000 cubic feet of natural gas equivalent.

Comparing the first quarters of 2000 and 1999, the single most significant factor affecting increased production volumes of oil and ngls was a full quarter's production from South Marsh Island 39 which increased 75 mbbls (62 mbbls after royalties) to 83 mbbls (69 mbbls after royalties).

PRODUCTION SUMMARY                                       Before royalties             After royalties
                                                   -----------------------------  --------------------------
Three months ended March 31,                           2000           1999           2000           1999
------------------------------------------------------------------------------------------------------------
Natural gas (mmcf per day)
     U.S                                                 66.1           76.1           52.9           60.1
     U.K                                                  8.5           11.0            8.5           11.0
                                                   ---------------------------------------------------------
     Total                                               74.6           87.1           61.4           71.1
                                                   =========================================================
Oil and ngls (barrels per day)                          4,154          3,679          3,494          3,156
                                                   =========================================================
Total natural gas equivalent (mmcfe per day)             99.5          109.2           82.4           90.1
                                                   =========================================================
Total period equivalent (bcfe)                            9.1            9.8            7.5            8.1
                                                   =========================================================

NATURAL GAS AND OIL MARKETING

Natural gas. Natural gas prices averaged $2.38 per mcf for the first three months of 2000 compared to $1.54 per mcf for the corresponding period in 1999, reflecting U.S. supply/demand imbalances. The U.S. Energy Information Agency ("EIA") reported that 1999 natural gas demand increased by about one per cent while production was essentially unchanged. The EIA has indicated that it expects 2000 demand for natural gas to increase almost five per cent and production to increase about one per cent. For the first quarter of 2000, we received average natural gas prices of $2.51 per mcf in the U.S. and $1.35 per mcf in the U.K. compared to $1.60 and $1.13, respectively, for the corresponding period in 1999.

Oil and ngls. Oil and natural gas liquids prices averaged $24.06 per barrel for the first three months of 2000 compared to $10.94 per barrel for the corresponding period in 1999. Oil prices in the 2000 first quarter benefited from the Organization of Petroleum Exporting Countries' ("OPEC") adherence to production quotas whereas oil prices in the comparative quarter suffered from aggressive international competition for market share.

At March 31, 2000, we had entered into natural gas forward contracts through Highland Energy, an independent aggregator for several U.S. natural gas producers. The forward contracts, all of which are for 2000 production, are for the physical delivery of natural gas volumes totaling 5.9 bcf at an average price, net of transportation, of $2.67 per mcf.

REVENUE

For the first three months of 2000, our combined daily natural gas and oil production volumes decreased 9% from the corresponding period in 1999. A 120% recovery in oil prices was complemented by a 55% increase in natural gas prices. The increase in prices more than offset the production decline with the result that production revenues for the first three months of 2000 increased 60% ($9.5 million) to $25.2 million ($20.8 million after royalties) from the corresponding period in 1999.

NET REVENUE
Three months ended March 31,                     2000              1999
-------------------------------------------------------------------------
                                                     (in thousands)
Natural gas, after royalties                   $13,119            $ 9,801
Oil and ngls, after royalties                    7,655              3,233
                                             ----------------------------
Production revenue, after royalties             20,774             13,034
Interest and other revenue                         450                184
                                             ----------------------------
Total net revenue                              $21,224            $13,218
                                             ============================

PRICE/VOLUME VARIANCES                                     Natural gas
                                             ----------------------------------------
Three months ended March 31,                    U.S.           U.K.          Total       Oil and ngls    Total
-----------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
1999 production revenue, after royalties      $  8,683       $  1,118       $  9,801       $  3,233      $ 13,034
         Price variance                          4,351            171          4,522          4,050         8,572
         Volume variance                          (962)          (242)        (1,204)           372          (832)
                                             --------------------------------------------------------------------
2000 production revenue, after royalties      $ 12,072       $  1,047       $ 13,119       $  7,655      $ 20,774
                                             ====================================================================


EXPENSES

Royalties. As expected, our composite royalty rate increased on a period over period basis due to the lower proportion of U.K. production, which carries no royalty obligations.

Our U.S. Gulf of Mexico properties in federal waters generally carry a one-sixth (16-2/3%) royalty rate. Some of these offshore properties carry overriding royalties ranging from 1.1% to 10%. Reflecting the varying contributions of our producing properties, our effective overriding royalty rate for the first three months of 2000 was 2.2% compared to 2.5% in the corresponding period in 1999.

We pay no overriding royalties to management or staff.

ROYALTIES
Three months ended March 31,       2000               1999
---------------------------------------------------------------
                                 (in thousands except per unit
                                   amounts and percentages)
Natural gas                       $3,052             $2,172
Oil and ngls                       1,401                518
                                 ------------------------------
Total                             $4,453             $2,690
                                 ==============================
Royalties ($ per mcfe)            $ 0.49             $ 0.27
Composite royalty rate              17.7%              17.1%

Production costs. Our production costs for the first three months of 2000 were largely comparable to the corresponding period in 1999.

Production costs were $0.25 per mcfe ($0.31 per mcfe after royalties) for U.S. Gulf of Mexico region properties for the first three months of 2000, essentially unchanged from $0.25 per mcfe ($0.32 per mcfe after royalties) in the corresponding period in 1999. Production costs for the Aneth and Ratherford Units, where secondary and tertiary recovery methods are being used, were $8.16 per boe ($9.36 per boe after royalties) for the first three months of 2000 compared to $5.88 per boe ($6.72 per boe after royalties) in the corresponding period in 1999. This variance in per unit production costs is the composite result of a 7% decrease in the volume of equivalent production and a 16% increase in production taxes, the amount of such taxes being dependent upon the price of oil.

PRODUCTION COSTS
Three months ended March 31,              2000              1999
------------------------------------------------------------------
                                         (in thousands except per
                                               unit amounts)
Lifting costs                            $2,917            $2,946
Production taxes                            443               366
                                        --------------------------
Production costs                         $3,360            $3,312
                                        ==========================
Production costs ($ per mcfe)
     Before royalty volumes              $ 0.37            $ 0.34
     After royalty volumes               $ 0.45            $ 0.41

General and administrative expenses. Our general and administrative expenses for the first three months of 2000 increased 35% from the corresponding period in 1999. This increase reflects higher performance-based compensation payments made during the first quarter of 2000 than during the corresponding period in 1999.

GENERAL AND ADMINISTRATIVE
Three months ended March 31,                                 2000                 1999
-----------------------------------------------------------------------------------------
                                                           (in thousands except per unit
                                                              amounts and percentages)
Gross general and administrative expenses                   $ 3,553              $ 2,565
Capitalized expenses                                         (1,760)              (1,236)
                                                           ------------------------------
General and administrative expenses                         $ 1,793              $ 1,329
                                                           ==============================
General and administrative expenses ($ per mcfe)
     Before royalty volumes                                 $  0.20              $  0.14
     After royalty volumes                                  $  0.24              $  0.16
Capitalization ratio                                             50%                  48%

Interest expense. Our interest expense for the first three months of 2000 decreased compared to the corresponding 1999 period due to reduced credit facility utilization. Our weighted average debt outstanding for the three months ended March 31, 2000 was $10.0 million compared to $40.0 million for the corresponding period in 1999. The effective interest rate on our outstanding debt for the three months ended March 31, 2000 was 7.00% compared to 5.59% for the corresponding period in 1999. The weighted average interest rate on our debt at March 31, 2000 was 7.00%.

Depletion and amortization. Our depletion and amortization expense for the first three months of 2000 decreased 14% from the corresponding period in 1999 as a result of an 8% decrease in our production and a 7% decrease in our average depletion rate to $1.16 per mcfe ($1.40 per mcfe after royalties). Our depletion rate decreased for a number of reasons:

o our 1999 proved reserve finding and development costs of $0.68 per mcfe ($0.84 per mcfe after royalties) compared to $1.54 per mcfe ($2.04 per mcfe after royalties) in 1998;

o the recovery in oil prices which resulted in upward revisions in our proved reserves at December 31, 1999 compared to December 31, 1998; and

o the significant ceiling test write-down of the U.K. properties that occurred at December 31, 1999 due to very low spot market prices for natural gas as at that date.

NETBACK

NETBACK ANALYSIS ($ per mcfe)                     Before royalties             After royalties
                                               --------------------------   ------------------------
Three months ended March 31,                      2000          1999          2000          1999
----------------------------------------------------------------------------------------------------

Gross production revenue                        $   2.78      $   1.60
     Royalties                                     (0.49)        (0.27)
                                               -------------------------
Production revenue, after royalties                 2.29          1.33      $   2.77      $   1.61
     Production costs                              (0.37)        (0.34)        (0.45)        (0.41)
                                               ----------------------------------------------------
Gross margin                                        1.92          0.99          2.32          1.20
     General and administrative expenses           (0.20)        (0.14)        (0.24)        (0.16)
                                               ----------------------------------------------------
Gross profit                                        1.72          0.85          2.08          1.04
     Interest and other                             0.04         (0.03)         0.03         (0.06)
     Preferred share dividends                     (0.14)        (0.13)        (0.16)        (0.15)
                                               ----------------------------------------------------

Cash flow from operations                       $   1.62      $   0.69      $   1.95      $   0.83
                                               ====================================================

Period production volume (bcfe)                     9.1           9.8           7.5           8.1
                                               ====================================================

CAPITAL EXPENDITURES

Our capital expenditures during the first three months of 2000 totaled $19.5 million compared to $10.4 million for the corresponding period in 1999.

Lease and land holdings. During the first three months of 2000, we participated in high bids for 11 offshore blocks, 5 as operator, covering 55,700 (28,500 net) acres at the Federal U.S. Central Gulf of Mexico Lease Sale held on March 15, 2000. Our share of the bids on the 11 blocks was $3.7 million. As of April 17, 2000, five of the blocks had been awarded; the remaining bids were pending.

Drilling results. For the first three months of 2000, our exploratory drilling success rate in the U.S. Gulf of Mexico region was 60% compared to 100% for the corresponding period in 1999. Including development wells, our success rate in the region was 100% for the first three months of 1999; no development wells were drilled in the region in the corresponding period in 2000. Drilling in all areas resulted in success rates of 60% for the first three months of 2000 and 75% for the first three months of 1999.

DRILLING RESULTS (WELLS)
                                                   2000                               1999
                                      --------------------------------   ------------------------------
Three months ended March 31,             GROSS                NET           Gross                Net
-------------------------------------------------------------------------------------------------------
U.S. - Gulf of Mexico region
     Successful                            3                  1.10            3                  1.50
     Dry                                   2                  0.65           --                   --
                                      -----------------------------------------------------------------
                                           5                  1.75            3                  1.50
                                      -----------------------------------------------------------------
Foreign
     Dry                                  --                   --             1                  0.13
                                      -----------------------------------------------------------------

Total wells drilled
     Successful                            3                  1.10            3                  1.50
     Dry                                   2                  0.65            1                  0.13
                                      -----------------------------------------------------------------
                                           5                  1.75            4                  1.63
                                      =================================================================

Chieftain operated wells                   2                  0.70           --                   --
                                      =================================================================

In addition to the wells described above, at March 31, 2000 we had interests in 6 (1.71 net) wells which were drilling compared to 3 (0.37 net) at March 31, 1999.

In addition, one unsuccessful well was drilled in the three months ended March 31, 1999 on our U.S. Gulf of Mexico acreage at no cost to us. There was no corresponding activity in the 2000 period.

Capital field development activity. Our principal development activity during the first quarter of 2000 centred on Vermilion 267 where the platform jacket was loaded out and installed and the platform topsides (containing the production facilities) were completed.

CAPITAL EXPENDITURES SUMMARY
Three months ended March 31,               2000                    1999
----------------------------------------------------------------------------
                                                   (in thousands)
Property acquisition costs:
     U.S                                  $  1,435                $    335
     U.K                                        22                      28
                                        ------------------------------------
                                             1,457                     363
                                        ------------------------------------
Exploration costs:
     U.S                                    10,295                   4,825
     U.K                                        (7)                     (9)
     Foreign                                  --                       518
                                        ------------------------------------
                                            10,288                   5,334
                                        ------------------------------------
Development costs:
     U.S                                     7,689                   4,701
     U.K                                         2                     (13)
                                        ------------------------------------
                                             7,691                   4,688
                                        ------------------------------------

                                          $ 19,436                $ 10,385
                                        ====================================

CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of cash are funds generated from operations and from financing activities. Our primary cash outflows are for exploration and development activities.

Discretionary cash flow, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income (loss) attributable to common shares to eliminate the effects of depletion and amortization and deferred income taxes. We generated discretionary cash flow of $14.7 million during the first three months of 2000 compared to $6.8 million for the corresponding period in 1999. The variance is primarily a function of increased commodity prices in the first quarter of 2000.

We engaged in no financing activities in the first three months of 2000. Financing activity during the corresponding period in 1999 used $0.1 million of cash, the result of the purchase for cancellation of 7,500 common shares under a share repurchase program which expired on November 1, 1999.

Cash used in investing activities increased 87% to $19.4 million for the first three months of 2000 from $10.4 million for the corresponding period in 1999.

COMPOSITION OF NATURAL RESOURCE INVESTING ACTIVITIES
Three months ended March 31,                                 2000                  1999
-------------------------------------------------------------------------------------------
                                                                    (in thousands)
Leasehold and seismic                                       $ 2,310               $ 1,375
Exploratory drilling                                          9,435                 4,322
Development drilling                                          2,202                 3,603
Capital field development                                     5,489                 1,085
                                                         ----------------------------------
Total                                                       $19,436               $10,385
                                                         ==================================

Our March 31, 2000 cash balance of $7.5 million was up $4.5 million from the balance at March 31, 1999. We had outstanding borrowings of $10 million on our $100 million revolving credit facility at March 31, 2000. The weighted average interest rate for our borrowings during the first three months was 7.00%.

OUTLOOK

Our 2000 annual production target remains unchanged at a 5 to 10% increase over 1999 levels. During the second quarter of 2000, production is expected to commence onshore Louisiana at Chacahoula and offshore at South Timbalier 196 and Vermilion 267. In addition to second-half 2000 production contributions from 1999 discoveries at High Island A-510/A-531, High Island A-530 and West Cameron 613, current year production is expected from 2000 discoveries at Matagorda Island 704 and West Cameron 300 and a prior year's discovery at Eugene Island 189.

We continue to expect that our 2000 capital expenditure program will be approximately $86 million and will include the drilling of approximately 27 wells in the U.S. Gulf of Mexico region. We expect to fund these expenditures from operating cash flow and our unsecured revolving credit facility. Capital expenditures can vary significantly as a result of exploration success, availability of equipment and services and opportunities. As an active explorer of internally generated natural gas and oil prospects, we are in a strong position to compete in the current environment. With natural gas prices approaching historical highs, we will continue to focus on natural gas development and production in the U.S. Gulf of Mexico region.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters have been submitted to a vote of the security holders of the Company during the first quarter of 2000.

ITEM 5.  OTHER INFORMATION

               None

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

               None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Chieftain International, Inc.
     ------------------------------------
              (Registrant)





         /s/ STANLEY A. MILNER
         --------------------------------------------
         Stanley A. Milner, A.O.E., LL.D.
         President and Chief Executive Officer
         Principal Executive and Financial Officer

         Dated:  April 17, 2000