Form 10-Q
period 2000-06-30
CHIEFTAIN INTERNATIONAL INC
filed 2000-07-17
CIK 846871

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended: June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from ________ to ________

Commission file number: 1-10216

                         CHIEFTAIN INTERNATIONAL, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

Alberta, Canada                                                                  None
-------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

1201 TD Tower, 10088 - 102 Avenue,
Edmonton, Alberta, Canada                                                     T5J 2Z1
---------------------------------------                               ----------------------
(Address of principal executive offices)                              (Zip Code/Postal Code)

Registrant's telephone number, including area code: (780) 425-1950

                                 Not Applicable
   --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes    X    No
    ------     -------
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Title of each class                 Date                     Number Outstanding
-------------------             -------------                ------------------
Common shares                   July 17, 2000                    16,224,059

                         CHIEFTAIN INTERNATIONAL, INC.

                    JUNE 30, 2000 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                              PAGE NO.
Item 1. Financial Statements

        Consolidated Condensed Balance Sheet - June 30, 2000
        and December 31, 1999                                     3

        Consolidated Condensed Statement of Income (Loss) -
        Six months ended June 30, 2000 and 1999 and Three
        months ended June 30, 2000 and 1999                       4

        Consolidated Condensed Statement of Cash Flows - Six
        months ended June 30, 2000 and 1999                       5

        Notes to Consolidated Condensed Financial Statements      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       9


                               PART II
Item 1. Legal Proceedings                                        18

Item 2. Changes in Securities                                    18

Item 3. Defaults Upon Senior Securities                          18

Item 4. Submission of Matters to a Vote of Security Holders      18

Item 5. Other Information                                        18

Item 6. Exhibits and Reports on Form 8-K                         18


Signatures                                                       19

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED BALANCE SHEET
(Full Cost Method of Accounting)

                                                                JUNE 30,    December 31,
                                                                  2000          1999
---------------------------------------------------------------------------------------
(unaudited)                                                      (US $ in thousands)
ASSETS
Current assets:
  Cash and short-term deposits                                  $  4,826      $ 19,368
  Accounts receivable                                             26,496        18,855
  Other                                                            1,138           750
                                                                --------      --------
                                                                  32,460        38,973

Capital assets - net                                             301,865       277,149

Deferred income taxes                                             13,743        14,636
                                                                --------      --------
                                                                $348,068      $330,758
                                                                ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued                                  $ 26,205      $ 25,369

Long-term debt                                                    15,000        10,000

Abandonment cost accrual                                           9,095         8,595

Deferred income taxes                                             20,650        15,693

Shareholders' equity:
  Preferred shares of a subsidiary                                63,403        63,403
  Common shares (Note 2)                                         237,076       237,076
  Contributed surplus                                                 26            26
  Deficit                                                        (23,387)      (29,404)
                                                                --------      --------
                                                                 277,118       271,101
                                                                --------      --------
                                                                $348,068      $330,758
                                                                ========      ========

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)

                                               Six months                          Three months
                                        --------------------------           ----------------------------
Period ended June 30,                      2000           1999                  2000           1999
---------------------------------------------------------------------------------------------------------
(unaudited)                             (US $ in thousands except number of shares and per share amounts)
Production revenue, net of royalties    $    44,896    $    30,385             $    24,122    $    17,351
Interest and other revenue                      764            376                     314            192
                                        -----------    -----------             -----------    -----------
Total net revenue                            45,660         30,761                  24,436         17,543
                                        -----------    -----------             -----------    -----------
Production costs                              6,979          7,362                   3,619          4,050
General and administrative expenses           3,194          2,373                   1,401          1,044
Interest                                        406          1,201                     228            636
Depletion and amortization                   20,737         25,092                  10,220         12,911
Additional depletion: Libyan
  properties (Note 3)                            --         11,393                      --         11,393
                                        -----------    -----------             -----------    -----------
     Total expenses                          31,316         47,421                  15,468         30,034
                                        -----------    -----------             -----------    -----------
Income (loss) before income taxes and
  dividends on preferred shares of a
  subsidiary                                 14,344        (16,660)                  8,968        (12,491)
Income taxes (Note 4)                         5,856         (6,764)                  3,820         (5,220)
                                        -----------    -----------             -----------    -----------
Income (loss) before dividends on
  preferred shares of a subsidiary            8,488         (9,896)                  5,148         (7,271)
Dividends on preferred shares of a
  subsidiary                                  2,471          2,471                   1,236          1,236
                                        -----------    -----------             -----------    -----------
Net income (loss) applicable to common
  shares                                $     6,017    $   (12,367)            $     3,912         (8,507)
                                        ===========    ===========             ===========    ===========
Net income (loss) per common share
  (Note 5) -- Basic                     $      0.37    $     (0.93)            $      0.24          (0.64)
                                        ===========    ===========             ===========    ===========
           -- Fully diluted             $      0.36    $     (0.93)            $      0.23    $     (0.64)
                                        ===========    ===========             ===========    ===========
Weighted average number of common
  shares outstanding:
            -- Basic                     16,224,059     13,351,267              16,224,059     13,348,391
                                        ===========    ===========             ===========    ===========
            -- Fully diluted             17,363,535     13,351,267              17,385,819     13,348,391
                                        ===========    ===========             ===========    ===========

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,                                       2000        1999
---------------------------------------------------------------------------------
(unaudited)                                                    (US $ in thousands)
Operating activities:
  Net income (loss) applicable to common shares               $  6,017    $(12,367)
  Items not requiring a current cash outlay                     26,587      29,710
                                                              --------    --------
     Cash flow from operations                                  32,604      17,343
  Net change in non-cash operating working capital (Note 6)     (7,811)     (1,090)
                                                              --------    --------
     Net cash inflows from operating activities                 24,793      16,253

Financing activities:
  Increase in long-term debt                                     5,000       5,000
  Purchase of common shares for cancellation                        --         (80)
                                                              --------    --------
     Net cash inflows from financing activities                  5,000       4,920

Investing activities:
  Lease acquisition, exploration and drilling costs            (34,341)    (16,182)
  Pipelines and production equipment acquired                  (10,579)     (3,675)
  Sale of producing properties                                      --         155
                                                              --------    --------
     Natural resource investing activities                     (44,920)    (19,702)
  Purchase of other capital assets                                 (33)        (24)
  Change in investing accounts payable and accrued                 618      (8,903)
                                                              --------    --------
     Net cash outflows for investing activities                (44,335)    (28,629)
                                                              --------    --------

Change in cash and short-term deposits                         (14,542)     (7,456)

Beginning cash and short-term deposits                          19,368      10,613
                                                              --------    --------

Ending cash and short-term deposits                           $  4,826    $  3,157
                                                              ========    ========

See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2000 and 1999

(unaudited)

1.   Basis of Presentation:

     In the opinion of Chieftain International, Inc. (the "Company" and together with its subsidiaries "Chieftain"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as at June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the six month periods ended June 30, 2000 and 1999. Certain information and notes normally included in Chieftain's financial statements prepared in conformity with Canadian generally accepted accounting principles have been condensed or omitted for interim reporting pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Chieftain's Annual Report on Form 10-K for the year ended December 31, 1999.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

     The results of operations and cash flows for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     Material differences between Canadian and US accounting principles that affect Chieftain are referred to in Note 7, which provides the effects of such differences on earnings and balance sheet accounts.

2.   Common Shares:

     (a)  Common shares outstanding

          At June 30, 2000, 16,224,059 (December 31, 1999 - 16,224,059) common shares of the Company were issued and outstanding.

     (b)  Common shares reserved

          At June 30, 2000, 1,500,000 (December 31, 1999 - 1,130,207) of the
          authorized but unissued common shares of the Company were reserved for issuance under the Share Option Plan. At June 30, 2000, the Company had reserved 3,408,375 (December 31, 1999 - 3,408,375) common shares for issuance pursuant to the conversion provisions of the preferred shares of a subsidiary. See Note 2(c).

     (c)  Preferred shares of a subsidiary

          Chieftain International Funding Corp. ("Funding"), a subsidiary of Chieftain International (U.S.) Inc., sold 2,726,700 shares of $1.8125 cumulative convertible redeemable preferred shares at $25.00 per share in a 1992 public offering in the US. The preferred shares are redeemable, at the option of Funding, at $25.4028 per share during 2000, $25.2014 per share during 2001 and $25.00 per share after December 31, 2001, plus accumulated and unpaid dividends. Each preferred share has a liquidation preference of $25.00 and is convertible at any time into 1.25 common shares of Chieftain International, Inc. at the option of the holder.

3.   Additional Depletion:

     Additional depletion of $11.4 million arose from the termination of an exploration program and production test in Libya.

4.   Income Taxes:

     The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income (loss) before dividends paid on preferred shares of a subsidiary as a result of the following:

                                                               Six months           Three months
                                                           ------------------    ------------------
     Period ended June 30,                                   2000       1999       2000      1999
     ----------------------------------------------------------------------------------------------
                                                                       (US$ in thousands)
     Tax at statutory Canadian rate of 44.62%               $ 6,400    $(7,434)   $4,002    $(5,574)
     Lower income tax rate on earnings of US subsidiaries    (1,273)       331      (810)         6
     Reduction in value of deferred tax assets resulting
       from reduction in future Canadian rate                   329         --       329         --
     Other                                                      400        339       299        348
                                                            -------    -------    ------    -------
     Tax at effective rate                                  $ 5,856    $(6,764)   $3,820    $(5,220)
                                                            =======    =======    ======    =======
     Effective tax rate                                       40.8%      40.6%     42.6%      41.8%
                                                            =======    =======    ======    =======

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

6.   Supplemental Cash Flow Information:

     Cash outflows for (inflows from) income taxes during the six months ended June 30, 2000 were $69,000 (1999 -- $27,000). Cash outflows for long-term debt interest during the six months ended June 30, 2000 were $324,000 (1999
     - $1,151,000).

7.   United States Accounting Principles:

     (a)  Full cost accounting

          US full cost accounting rules differ materially from the Canadian full cost accounting guidelines followed by Chieftain. The US rules require an impairment test to be conducted quarterly whereas the Canadian guidelines require this test only at year-end. In determining the limitation on carrying values, US rules require the discounting of future net revenues at 10%; Canadian guidelines require the use of undiscounted future net revenues and the deduction of estimated future administrative and financing costs. The quarterly test required by US accounting rules, using a March 31, 1999 UK natural gas price of $0.84 per Mcf to determine future net revenues, would have resulted in a write-down of UK property carrying costs at March 31, 1999 of $7.1 million and, after providing for tax recoveries of $3.1 million, a net charge to operations of $4.0 million.

     (b)  Effect on earnings

          The effect on consolidated earnings of these differences is summarized as follows:

                                                                       Six months                         Three months
                                                               --------------------------          ---------------------------
          Period ended June 30,                                   2000           1999                 2000           1999
          --------------------------------------------------------------------------------------------------------------------
                                                              (US$ in thousands except number of shares and per share amounts)
          Net income (loss) applicable to common shares,
            as reported                                        $     6,017    $   (12,367)          $     3,912    $    (8,507)
          Additional depletion difference                               --         (7,104)                   --             --
                                                               -----------    -----------           -----------    -----------
                                                                     6,017        (19,471)                3,912         (8,507)
          Reduction in depletion expense                             5,253          8,196                 2,605          4,499
          Decrease (increase) in deferred tax provision             (1,573)           174                  (611)        (1,657)
                                                               -----------    -----------           -----------    -----------
          Net income (loss) applicable to common shares under
            US accounting principles                           $     9,697    $   (11,101)          $     5,906    $    (5,665)
                                                               ===========    ===========           ===========    ===========
          Net income (loss) per common share under US
            accounting principles:
              - Basic                                          $      0.60    $     (0.83)          $      0.37    $     (0.42)
                                                               ===========    ===========           ===========    ===========
              - Fully diluted                                  $      0.59    $     (0.83)          $      0.36    $     (0.42)
                                                               ===========    ===========           ===========    ===========
          Fully diluted number of common shares outstanding     16,368,624     13,351,267            16,367,199     13,348,391
                                                               ===========    ===========           ===========    ===========

     (c)  Effect on balance sheet

          The effect on the Consolidated Condensed Balance Sheet of the differences between Canadian and US accounting principles is as follows:

          AS AT                                                      JUNE 30, 2000              December 31, 1999
          -------------------------------------------------------------------------------------------------------------
          (US$ in thousands)                                                     Under US                     Under US
                                                                                Accounting                   Accounting
                                                                 As reported    Principles    As reported    Principles
                                                                 -----------    ----------    -----------    ----------
          Net capital assets                                      $301,865       $219,470      $277,149       $189,501

          Deferred tax - asset                                    $ 13,743       $ 22,815      $ 14,636       $ 30,238

          Deferred tax - liability                                $ 20,650       $     --      $ 15,693       $     --

          Deficit                                                 $(23,387)      $(76,060)     $(29,404)      $(85,757)


          For US reporting purposes, the preferred shares shown as shareholders' equity in these consolidated condensed financial statements would be shown outside the equity section.

     (d)  Stock-based compensation

          The Company accounts for its stock-based compensation plan under APB Opinion 25 and related interpretations, under which no compensation costs have been recognized in the financial statements for share option transactions. If compensation costs had been recorded in accordance with FAS 123, the Company's net income (loss) applicable to common shares and net income (loss) per common share would approximate the following pro forma amounts:

                                                                          Six months             Three months
                                                                       ------------------    -------------------
          Period ended June 30,                                          2000       1999       2000      1999
          ------------------------------------------------------------------------------------------------------
                                                                     (US$ in thousands except per share amounts)
          Compensation costs, net of tax                                $  627    $    591    $  277    $   330
          Net income (loss) applicable to common shares
                - as reported                                           $9,697    $(11,101)   $5,906    $(5,665)
                - pro forma                                             $9,070    $(11,692)   $5,629    $(5,995)
          Net income (loss) per common share
\            Basic
                - as reported                                           $ 0.60    $  (0.83)   $ 0.37    $ (0.42)
                - pro forma                                             $ 0.56    $  (0.88)   $ 0.35    $ (0.45)
             Fully diluted
                - as reported                                           $ 0.59    $  (0.83)   $ 0.36    $ (0.42)
                - pro forma                                             $ 0.56    $  (0.88)   $ 0.35    $ (0.45)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our accompanying unaudited consolidated condensed financial statements. The information contains forward looking statements that are subject to risk factors associated with the oil and gas business. Forward looking statements typically contain words such as "anticipate", "believe", "expect", "plan" or similar words suggesting future outcomes. We believe that the expectations reflected in these statements are reasonable, but may be affected by a variety of factors including, but not limited to: price fluctuations, currency fluctuations, drilling and production results, imprecision of reserve estimates, loss of market, industry competition, environmental risks and capital restrictions.

Our financial statements and information are reported in US dollars and are prepared based upon Canadian generally accepted accounting principles. Substantially all of our revenues and a significant portion of our operating expenses are realized or incurred in US dollars. For a discussion of the effect of differences in generally accepted accounting principles in Canada and the US on our financial statements, see Note 12 to our 1999 consolidated financial statements and Note 7 to our accompanying unaudited consolidated condensed financial statements.

                                    OVERVIEW

The second quarter of 2000 marked a return to positive growth in our production volumes, demonstrated by our June 2000 average daily production of 106.5 MMcfe per day (87.8 MMcfe per day after royalties) compared to the quarter's average daily production of 94.3 MMcfe per day (78.1 MMcfe per day after royalties). Strong natural gas prices, and the resurgence in oil prices, contributed to the achievement of our record first half revenues of $45.7 million, net income applicable to common shares of $6.0 million and cash flow from operations of $32.6 million.

            FIRST SIX MONTHS 2000 COMPARED TO FIRST SIX MONTHS 1999

PRODUCTION

On an energy equivalent basis our average daily production for the first six months of 2000 decreased 13% to 96.9 MMcfe per day (80.2 MMcfe per day after royalties) from 111.3 MMcfe per day (91.7 MMcfe per day after royalties) for the corresponding period in 1999. Natural gas comprised 74% (before and after royalties) of our production for the first six months of 2000 and 76% (75% after royalties) of our production for the corresponding period in 1999. For the first six months of 2000, our natural gas production decreased 14% to 13.1 Bcf (10.8 Bcf after royalties) compared to 15.3 Bcf (12.5 Bcf after royalties) for the corresponding period in 1999. Oil and natural gas liquids production for the same period decreased 6% to 758 MBbls (639 MBbls after royalties) compared to 806 MBbls (686 MBbls after royalties) for the corresponding period in 1999.

A number of factors affected our production volumes during the first half of 2000:

- inherent steeper rates of decline of US Gulf of Mexico wells compared to onshore wells;

- delays and other difficulties encountered by contractors in constructing new production facilities; and

- mechanical difficulties encountered while drilling wells that were critical to achieving development/production timelines.

--------------------------------------------------------------------------------

Unless the context indicates another meaning, the terms "Chieftain", "the Company", "we", "us" and "our" refer to Chieftain International, Inc., a company organized under the laws of the Province of Alberta, Canada, and its subsidiaries.

As used in this Form 10-Q, "Bcf" means 1,000,000,000 cubic feet of natural gas, "Bcfe" means 1,000,000,000 cubic feet of natural gas equivalent, "boe" means barrel of oil equivalent using a ratio of 6,000 cubic feet of natural gas = 1 barrel, "MBbls" means 1,000 barrels of crude oil, condensate and natural gas liquids, "Mcf" means 1,000 cubic feet of natural gas, "Mcfe" means 1,000 cubic feet of natural gas equivalent using a ratio of 1 barrel = 6,000 cubic feet of natural gas, "MMcf" means 1,000,000 cubic feet and "MMcfe" means 1,000,000 cubic feet of natural gas equivalent.

Eighty-nine percent of our natural gas production for the first six months of 2000 came from our interests in the US Gulf of Mexico region compared to 88% in the corresponding period in 1999. Our interests in this region accounted for 54% of our oil and ngls production compared to 49% in the 1999 period. Substantially all of the remainder of our oil and ngls production arises from our interests in the Aneth and Ratherford Units in southeast Utah.

During the second quarter of 2000, production commenced onshore Louisiana at Chacahoula and offshore at South Timbalier 196 and Vermilion 267. These three properties, which commenced production June 2nd, June 27th and May 22nd, respectively, collectively were producing, net to our interest, 21.9 MMcf per day (18.1 MMcf per day after royalties) of natural gas and 828 barrels per day (679 barrels per day after royalties) of ngls on June 30th.

During the month of June, 2000, we produced 80.6 MMcf per day of natural gas (66.0 MMcf per day after royalties), of which 77.0 MMcf per day (62.4 MMcf per day after royalties) was from the US and 3.6 MMcf per day (before and after royalties) was from the UK. In June, 2000, oil production was 4,310 barrels per day (3,641 barrels per day after royalties) of which 1,861 barrels per day (1,625 barrels per day after royalties) was from the Aneth and Ratherford Units in Utah and 2,432 barrels per day (2,000 barrels per day after royalties) was from the US Gulf of Mexico region.

                                                                  Before royalties     After royalties
    PRODUCTION SUMMARY                                           ------------------    ---------------
    Six months ended June 30,                                      2000      1999       2000     1999
    --------------------------------------------------------------------------------------------------
    Natural gas (MMcf per day)
        US                                                          64.7      75.3       52.0     59.6
        UK                                                           7.2       9.3        7.2      9.3
                                                                   -----     -----      -----    -----
        Total                                                       71.9      84.6       59.2     68.9
                                                                   =====     =====      =====    =====
    Oil and ngls (barrels per day)                                 4,167     4,455      3,513    3,792
                                                                   =====     =====      =====    =====
    Total natural gas equivalent (MMcfe per day)                    96.9     111.3       80.2     91.7
                                                                   =====     =====      =====    =====
    Total period equivalent (Bcfe)                                  17.6      20.1       14.6     16.6
                                                                   =====     =====      =====    =====

NATURAL GAS AND OIL MARKETING

NATURAL GAS. Natural gas prices averaged $2.70 per Mcf for the first six months of 2000 compared to $1.70 per Mcf for the corresponding period in 1999. For the first six months of 2000, we received average natural gas prices of $2.84 per Mcf in the US and $1.45 per Mcf in the UK compared to $1.79 and $1.00, respectively, for the corresponding period in 1999. We believe that this strengthening of prices, in both markets, reflects increasingly tight supply-demand equations. The Energy Information Administration ("EIA") of the U.S. Department of Energy has reported that US end-use consumption, through the first five months of 2000, was similar to that of the comparative 1999 period. Although end-use consumption was stable, net storage withdrawals increased by 33 percent and imports increased by 4 percent indicating tightness in US natural gas supply. The EIA, in its July outlook, forecasted US natural gas demand to increase 4.3% this year from 1999 levels.

OIL AND NGLS. Oil and natural gas liquids prices averaged $25.18 per barrel for the first six months of 2000 compared to $13.43 per barrel in the 1999 period. Oil prices in the 2000 first half benefited from the Organization of Petroleum Exporting Countries' ("OPEC") adherence to production quotas.

At June 30, 2000, we had entered into natural gas forward contracts for the physical delivery of natural gas volumes totaling 3.3 Bcf (18.1 MMcf per day) at an average price, net of transportation, of $2.91 per Mcf for the second half of 2000 and 0.9 Bcf (9.4 MMcf per day) at an average price of $4.22 per Mcf for the first quarter of 2001.

REVENUE

For the first six months of 2000, an 87% increase in oil prices was complemented by a 59% increase in natural gas prices. The increase in prices more than offset the production decline with the result that production revenues for the first six months of 2000 increased 48% ($17.6 million) to $54.4 million ($44.9 million after royalties) from the corresponding period in 1999.

    NET REVENUE
    Six months ended June 30,                                        2000       1999
    ----------------------------------------------------------------------------------
                                                                     (in thousands)
    Natural gas, after royalties
                                                                    $28,841    $20,962
    Oil and ngls, after royalties
                                                                     16,055      9,423
                                                                    -------    -------
    Production revenue, after royalties
                                                                     44,896     30,385
    Interest and other revenue
                                                                        764        376
                                                                    -------    -------
    Total net revenue
                                                                    $45,660    $30,761
                                                                    =======    =======


                                                   Natural gas
    PRICE/VOLUME VARIANCES                ----------------------------
    Six months ended June 30,               US         UK       Total     Oil and ngls     Total
    ---------------------------------------------------------------------------------------------
                                                              (in thousands)
    1999 production revenue, after
      royalties                           $19,275    $1,687    $20,962      $ 9,423       $30,385

         Price variance                    10,055       586     10,641        7,263        17,904
         Volume variance                   (2,388)     (374)    (2,762)        (631)       (3,393)
                                          -------    ------    -------      -------       -------
    2000 production revenue, after
      royalties                           $26,942    $1,899    $28,841      $16,055       $44,896
                                          =======    ======    =======      =======       =======

EXPENSES

ROYALTIES. Our composite royalty rate was unchanged on a period over period basis.

Our US Gulf of Mexico properties in federal waters generally carry a fixed one-sixth (16 2/3%) royalty rate. Some of these offshore properties carry overriding royalties ranging from 1.1% to 10%. UK production carries no royalty obligations.

We pay no overriding royalties to management or staff.

    ROYALTIES
    Six months ended June 30,                                      2000      1999
    ------------------------------------------------------------------------------
                            (in thousands except per unit amounts and percentages)
    Natural gas                                                   $6,476    $4,822
    Oil and ngls                                                   3,043     1,638
                                                                  ------    ------
    Total                                                         $9,519    $6,460
                                                                  ======    ======
    Royalties per Mcfe                                            $ 0.54    $ 0.32
    Composite royalty rate                                         17.5%     17.5%

PRODUCTION COSTS. Our production costs for the first six months of 2000 decreased 5% compared to the corresponding period in 1999. The increase in per unit production costs is the composite result of a decrease in the volume of equivalent production and an increase in production taxes, primarily on Utah oil production, the amount of such taxes being dependent upon the price of natural gas and oil.


    PRODUCTION COSTS
    Six months ended June 30,                                        2000      1999
    --------------------------------------------------------------------------------
                                              (in thousands except per unit amounts)
    Lifting costs                                                   $6,066    $6,616
    Production taxes                                                   913       746
                                                                    ------    ------
    Production costs                                                $6,979    $7,362
                                                                    ======    ======
    Production costs ($ per Mcfe)
         Before royalty volumes                                     $ 0.40    $ 0.37
         After royalty volumes                                      $ 0.48    $ 0.44


GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses for the first six months of 2000 increased 35% from the corresponding period in 1999. This increase is primarily the result of performance-based compensation payments which were higher during the first quarter of 2000 than during the corresponding 1999 period.

    GENERAL AND ADMINISTRATIVE
    Six months ended June 30,                                      2000      1999
    ------------------------------------------------------------------------------
                            (in thousands except per unit amounts and percentages)
    Gross general and administrative expenses                     $6,047    $4,563
    Capitalized expenses                                          (2,853)   (2,190)
                                                                  ------    ------
    General and administrative expenses                           $3,194    $2,373
                                                                  ======    ======
    General and administrative expenses ($ per Mcfe)
         Before royalty volumes                                   $ 0.18    $ 0.12
         After royalty volumes                                    $ 0.22    $ 0.14
    Capitalization ratio                                              47%       48%


INTEREST EXPENSE. Our interest expense for the first six months of 2000 decreased compared to the corresponding 1999 period due to reduced credit facility utilization. Our weighted average debt outstanding for the six months ended June 30, 2000 was $11.3 million compared to $42.5 million for the corresponding period in 1999. The effective interest rate on our outstanding debt for the six months ended June 30, 2000 was 7.12% compared to 5.67% for the corresponding period in 1999. The weighted average interest rate on our debt at June 30, 2000 was 7.40%.

DEPLETION AND AMORTIZATION. Our depletion and amortization expense for the first six months of 2000 decreased 17% from the corresponding period in 1999 as a result of a 13% decrease in our production and a 5% decrease in our average depletion rate to $1.18 per Mcfe ($1.42 per Mcfe after royalties). Our depletion rate decreased for a number of reasons:

- our 1999 finding and development cost for proved reserves was $0.68 per Mcfe ($0.84 per Mcfe after royalties);

- the recovery in oil prices which resulted in upward revisions in our proved reserves at December 31, 1999 compared to December 31, 1998; and

- the ceiling test write-down of the UK properties that occurred at December 31, 1999 due to low spot market prices for natural gas as at that date.

In Libya, we and our partners concluded that the multi-year exploration program, and the production test which commenced in December 1997, were not commercial under the terms of the concession and therefore terminated the venture. As a result, additional depletion of $11.4 million was recorded in the second quarter of 1999 to eliminate the investment.

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES

After provision of $2.5 million for dividends on preferred shares of a subsidiary in both periods, net income (loss) applicable to common shares for the first six months of 2000 was $6.0 million, an improvement of $18.4 million compared to the year earlier period. The two most significant factors responsible for the improvement were the improvement in natural gas and oil prices in the current year and the non-recurring nature of the write-off of the Libyan investment, which occurred in 1999.

                                                                  Before royalties    After royalties
    NETBACK ANALYSIS ($ per Mcfe)                                 ----------------    ----------------
    Six months ended June 30,                                      2000      1999      2000      1999
    --------------------------------------------------------------------------------------------------
    Gross production revenue                                      $ 3.08    $ 1.83
      Royalties                                                    (0.54)    (0.32)
                                                                  ------    ------
    Production revenue, after royalties                             2.54      1.51    $ 3.07    $ 1.83
      Production costs                                             (0.40)    (0.37)    (0.48)    (0.44)
                                                                  ------    ------    ------    ------
    Gross margin                                                    2.14      1.14      2.59      1.39
      General and administrative expenses                          (0.18)    (0.12)    (0.22)    (0.14)
                                                                  ------    ------    ------    ------
    Gross profit                                                    1.96      1.02      2.37      1.25
      Interest and other                                            0.03     (0.04)     0.03     (0.05)
      Preferred share dividends                                    (0.14)    (0.12)    (0.17)    (0.15)
                                                                  ------    ------    ------    ------
    Cash flow from operations                                     $ 1.85    $ 0.86    $ 2.23    $ 1.05
                                                                  ======    ======    ======    ======
    Total production volume (Bcfe)                                  17.6      20.1      14.6      16.6
                                                                  ======    ======    ======    ======

 THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

PRODUCTION

On an energy equivalent basis our average daily production decreased 17% to 94.3 MMcfe per day (78.1 MMcfe per day after royalties) for the second quarter of 2000 from 113.4 MMcfe per day (93.3 MMcfe per day after royalties) for the corresponding period in 1999. Natural gas comprised 73% (before and after royalties) of our production for the second quarter of 2000 and 72% (before and after royalties) of our production for the corresponding period in 1999. For the second quarter of 2000, our natural gas production decreased 16% to 6.3 Bcf (5.2 Bcf after royalties) compared to 7.5 Bcf (6.1 Bcf after royalties) for the corresponding period in 1999. Oil and natural gas liquids production for the quarter decreased 20% to 380 MBbls (321 MBbls after royalties) compared to 475 MBbls (402 MBbls after royalties) for the 1999 second quarter.

Ninety-one percent of our natural gas production for the second quarter of 2000 came from our interests in the US Gulf of Mexico region compared to 90% in the corresponding period in 1999. Our interests in this region accounted for 59% of our oil and ngls production compared to 58% in the corresponding 1999 period. Substantially all of the remainder of our oil and ngls production arises from our interests in the Aneth and Ratherford Units in southeast Utah.

                                                                 Before royalties     After royalties
    PRODUCTION SUMMARY                                           ----------------     ---------------
    Three months ended June 30,                                   2000      1999       2000     1999
    -------------------------------------------------------------------------------------------------
    Natural gas (MMcf per day)
      US                                                           63.4      74.4       51.0     59.1
      UK                                                            5.9       7.7        5.9      7.7
                                                                  -----     -----      -----    -----
      Total                                                        69.3      82.1       56.9     66.8
                                                                  =====     =====      =====    =====
    Oil and ngls (barrels per day)                                4,181     5,222      3,531    4,421
                                                                  =====     =====      =====    =====
    Total natural gas equivalent (MMcfe per day)                   94.3     113.4       78.1     93.3
                                                                  =====     =====      =====    =====
    Total period equivalent (Bcfe)                                  8.6      10.3        7.1      8.5
                                                                  =====     =====      =====    =====

NATURAL GAS AND OIL MARKETING

NATURAL GAS. Natural gas prices averaged $3.04 per Mcf for the second quarter of 2000 compared to $1.86 per Mcf for the corresponding period in 1999. For the second quarter of 2000, we received average natural gas prices of $3.18 per Mcf in the US and $1.58 per Mcf in the UK compared to $1.97 and $0.82, respectively, for the corresponding period in 1999.

OIL AND NGLS. Oil and natural gas liquids prices averaged $26.30 per barrel for the second quarter of 2000 compared to $15.17 per barrel for the corresponding period in 1999. Oil prices in the 2000 second quarter benefited from OPEC's adherence to production quotas.

REVENUE

For the second quarter of 2000, a 73% increase in oil prices was complemented by a 63% increase in natural gas prices. The increase in prices more than offset the production decline with the result that production revenues for the second quarter of 2000 increased 38% ($8.1 million) to $29.2 million ($24.1 million after royalties) from the corresponding period in 1999.

    NET REVENUE
    Three months ended June 30,                                    2000       1999
    --------------------------------------------------------------------------------
                                                                    (in thousands)
    Natural gas, after royalties                                  $15,722    $11,161
    Oil and ngls, after royalties                                   8,400      6,190
                                                                  -------    -------
    Production revenue, after royalties                            24,122     17,351
    Interest and other revenue                                        314        192
                                                                  -------    -------
    Total net revenue                                             $24,436    $17,543
                                                                  =======    =======

                                                                   Page 14 of 19

                                                 Natural gas
    PRICE/VOLUME VARIANCES               ---------------------------
    Three months ended June 30,            US       UK       Total     Oil and ngls     Total
    -------------------------------------------------------------------------------------------
                                                             (in thousands)
    1999 production revenue, after
      royalties                          $10,592    $ 569    $11,161      $ 6,190       $17,351

        Price variance                     5,704      415      6,119        3,213         9,332
        Volume variance                   (1,426)    (132)    (1,558)      (1,003)       (2,561)
                                         -------    -----    -------      -------       -------
    2000 production revenue, after
      royalties                          $14,870    $ 852    $15,722      $ 8,400       $24,122
                                         =======    =====    =======      =======       =======

EXPENSES

ROYALTIES. Our composite royalty rate is comparable on a period over period basis.

    ROYALTIES
    Three months ended June 30,                                    2000      1999
    ------------------------------------------------------------------------------
                            (in thousands except per unit amounts and percentages)
    Natural gas                                                   $3,424    $2,650
    Oil and ngls                                                   1,642     1,120
                                                                  ------    ------
    Total                                                         $5,066    $3,770
                                                                  ======    ======
    Royalties per Mcfe                                            $ 0.59    $ 0.37
    Composite royalty rate                                          17.4%     17.8%

PRODUCTION COSTS. Our production costs for the second quarter of 2000 decreased 11% compared to the corresponding period in 1999. The increase in per unit production costs is the composite result of a decrease in the volume of equivalent production and an increase in production taxes, primarily on Utah oil production, the amount of such taxes being dependent upon the price of natural gas and oil.

    PRODUCTION COSTS
    Three months ended June 30,                                    2000      1999
    ------------------------------------------------------------------------------
                                            (in thousands except per unit amounts)
    Lifting costs                                                 $3,149    $3,670
    Production taxes                                                 470       380
                                                                  ------    ------
    Production costs                                              $3,619    $4,050
                                                                  ======    ======
    Production costs ($ per Mcfe)
        Before royalty volumes                                    $ 0.42    $ 0.39
        After royalty volumes                                     $ 0.51    $ 0.48

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses for the second quarter of 2000 increased 34% from the corresponding period in 1999. This increase is a composite of a number of items, the most significant being increased staffing levels and, to a lesser degree, increased legal fees, office rent and corporate communication costs.

    GENERAL AND ADMINISTRATIVE
    Three months ended June 30,                                    2000       1999
    -------------------------------------------------------------------------------
                              (in thousands except per unit amounts and percentages)
    Gross general and administrative expenses                     $ 2,494    $1,998
    Capitalized expenses                                           (1,093)     (954)
                                                                  -------    ------
    General and administrative expenses                           $ 1,401    $1,044
                                                                  =======    ======
    General and administrative expenses ($ per Mcfe)
        Before royalty volumes                                    $  0.16    $ 0.10
        After royalty volumes                                     $  0.20    $ 0.12
    Capitalization ratio                                               44%       48%

INTEREST EXPENSE. Our interest expense for the second quarter of 2000 decreased compared to the corresponding 1999 period due to reduced credit facility utilization. Our weighted average debt outstanding for the three months ended June 30, 2000 was $12.5 million compared to $44.9 million for the corresponding period in 1999. The effective interest rate on our outstanding debt for the quarter ended June 30, 2000 was 7.22% compared to 5.61% for the corresponding period in 1999.

DEPLETION AND AMORTIZATION. Our depletion and amortization expense for the second quarter of 2000 decreased 21% from the corresponding period in 1999 as a result of a 17% decrease in our production and a 4% decrease in our average depletion rate to $1.19 per Mcfe ($1.44 per Mcfe after royalties).

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES

After provision of $1.2 million for dividends on preferred shares of a subsidiary in both periods, net income (loss) applicable to common shares for the second quarter of 2000 was $3.9 million, an improvement of $12.4 million compared to the year earlier period. The two most significant factors responsible for the improvement were the improvement in natural gas and oil prices in the current year and the non-recurring nature of the write-off of the Libyan investment, which occurred in 1999.

                                                                  Before royalties    After royalties
    NETBACK ANALYSIS ($ per Mcfe)                                 ----------------    ----------------
    Three months ended June 30,                                    2000      1999      2000      1999
    --------------------------------------------------------------------------------------------------
    Gross production revenue                                      $ 3.40    $ 2.05
        Royalties                                                  (0.59)    (0.37)
                                                                  ------    ------
    Production revenue, after royalties                             2.81      1.68    $ 3.39    $ 2.04
        Production costs                                           (0.42)    (0.39)    (0.51)    (0.48)
                                                                  ------    ------    ------    ------
    Gross margin                                                    2.39      1.29      2.88      1.56
        General and administrative expenses                        (0.16)    (0.10)    (0.20)    (0.12)
                                                                  ------    ------    ------    ------
    Gross profit                                                    2.23      1.19      2.68      1.44
        Interest and other                                          0.00     (0.05)     0.02     (0.04)
        Preferred share dividends                                  (0.14)    (0.12)    (0.17)    (0.15)
                                                                  ------    ------    ------    ------
    Cash flow from operations                                     $ 2.09    $ 1.02    $ 2.53    $ 1.25
                                                                  ======    ======    ======    ======
    Total production volume (Bcfe)                                   8.6      10.3       7.1       8.5
                                                                  ======    ======    ======    ======

                              CAPITAL EXPENDITURES

Our capital expenditures during the first six months of 2000 totaled $44.9 million compared to $19.7 million for the corresponding period in 1999.

LEASE AND LAND HOLDINGS. During the first six months of 2000, we participated in high bids for 11 offshore blocks, 5 as operator, covering 55,700 (28,500 net) acres at the Federal US Central Gulf of Mexico Lease Sale held on March 15, 2000. Our share of the bids on the 11 blocks, all of which have been awarded, was $3.7 million.

DRILLING RESULTS. For the first six months of 2000, our exploratory drilling success rate in the US Gulf of Mexico region was 45% compared to 80% for the corresponding period in 1999. Including development wells, our success rate in the region was 54% for the first six months of 2000 compared to 83% for the corresponding period in 1999. Drilling in all areas resulted in success rates of 54% for the first six months of 2000 and 63% for the first six months of 1999.

                                                                      2000             1999
    DRILLING RESULTS (WELLS)                                      -------------    -------------
    Six months ended June 30,                                     GROSS    NET     Gross    Net
    --------------------------------------------------------------------------------------------
    US - Gulf of Mexico region
        Successful                                                  7      2.72       5     2.04
        Dry                                                         6      2.23       1     0.20
                                                                   --      ----      --     ----
                                                                   13      4.95       6     2.24
                                                                   --      ----      --     ----
    Foreign
        Dry                                                        --        --       2     0.25
                                                                   --      ----      --     ----
    Total wells drilled
        Successful                                                  7      2.72       5     2.04
        Dry                                                         6      2.23       3     0.45
                                                                   --      ----      --     ----
                                                                   13      4.95       8     2.49
                                                                   ==      ====      ==     ====
    Chieftain operated wells                                        4      2.00       1     0.50
                                                                   ==      ====      ==     ====

In addition to the wells described above, at June 30, 2000 we had interests in 4 (1.41 net) wells which were drilling compared to 1 (0.50 net) at June 30, 1999.

One additional well was successfully drilled in the six months ended June 30, 2000 on our US Gulf of Mexico acreage at no cost to us. For the six months ended June 30, 1999, two unsuccessful wells were drilled on our US Gulf of Mexico acreage at no cost to us.

CAPITAL FIELD DEVELOPMENT ACTIVITY. Our principal development activities during the first half of 2000 were at South Timbalier 196, Vermilion 267 and West Cameron 613 where platform jackets and topsides (containing production facilities) were loaded out and installed and accompanying pipelines were laid at South Timbalier 196 and Vermilion 267. At quarter end, construction was in progress, and expenditures were being recorded, for facilities at the onshore Langlinais #1 well in the Northeast Wright Field, as well as for jackets and topsides at High Island A-530, Matagorda Island 704 and West Cameron 300.

    CAPITAL EXPENDITURES SUMMARY
    Six months ended June 30,                                      2000       1999
    --------------------------------------------------------------------------------
                                                                    (in thousands)
    Property acquisition costs:
        US                                                        $ 5,801    $ 1,769
        UK                                                             24         29
                                                                  -------    -------
                                                                    5,825      1,798
                                                                  -------    -------
    Sale of producing properties:
        US                                                             --       (155)
                                                                  -------    -------
    Exploration costs:
        US                                                         18,995      8,602
        UK                                                             (5)        (7)
        Foreign                                                        --      1,531
                                                                  -------    -------
                                                                   18,990     10,126
                                                                  -------    -------
    Development costs:
        US                                                         20,103      7,940
        UK                                                              2         (7)
                                                                  -------    -------
                                                                   20,105      7,933
                                                                  -------    -------
                                                                  $44,920    $19,702
                                                                  =======    =======

                        CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of cash are funds generated from operations and from financing activities. Our primary cash outflows are for exploration and development activities.

Cash flow from operations, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income (loss) attributable to common shares to eliminate the effects of depletion and amortization and deferred income taxes. We generated cash flow from operations of $32.6 million during the first six months of 2000 compared to $17.3 million for the corresponding period in 1999. The variance is primarily a function of increased commodity prices in the first half of 2000.

In 1997, a third-party sold its interests in producing properties that we currently operate and since that time neither the vendor nor the purchaser has reimbursed us on a timely basis for expenditures made by us, as operator, for their account. Accordingly, we have commenced an action in the Louisiana courts against both the vendor and the purchaser to recover the amounts currently owing to us, approximately $3.6 million, plus interest and costs. Although the purchaser filed for Chapter 11 bankruptcy in the first half of 2000, we currently expect to recover all current and future amounts outstanding and have therefore made no allowance for doubtful collectability.

Financing activities during the six months ended June 30, 2000 provided $5 million of cash, the net result of:

- the drawdown of $5 million of our revolving bank credit facility, which adjusts the unutilized portion to $85 million.

Financing activities during the corresponding period in 1999 provided $4.9 million of cash, the net result of:

-  the drawdown of $5 million of our revolving bank credit facility; and

- the purchase for cancellation of 7,500 common shares at the cost $0.1 million under our share repurchase program, which expired on November 1, 1999.

Cash used in investing activities increased 128% to $44.9 million for the first six months of 2000 from $19.7 million for the corresponding period in 1999.

    COMPOSITION OF NATURAL RESOURCE INVESTING ACTIVITIES
    Six months ended June 30,                                      2000       1999
    --------------------------------------------------------------------------------
                                                                   (in thousands)
    Leasehold and seismic                                         $ 6,873    $ 3,745
    Sale of producing properties                                       --       (155)
    Exploratory drilling                                           17,942      8,179
    Development drilling                                            9,056      3,805
    Capital field development                                      11,049      4,128
                                                                  -------    -------
    Total                                                         $44,920    $19,702
                                                                  =======    =======

Our June 30, 2000 cash balance of $4.8 million was up $1.7 million from the balance at June 30, 1999. We had outstanding borrowings of $15 million on our $100 million revolving bank credit facility at June 30, 2000. The weighted average interest rate for our borrowings during the first six months was 7.12%.

OUTLOOK

Five projects are expected to commence production during the latter half of 2000: the onshore Langlinais #1 well in the Northeast Wright Field, High Island A-530, Matagorda Island 704, West Cameron 300 and West Cameron 613. At High Island A-510/A-531, it was deemed prudent to drill an additional well, which was successfully drilled late in the second quarter of 2000, to identify the best processing scenario as a result of which planned initial production has been rescheduled to the first quarter of 2001. Due in part to a delay arising from the change in ownership of a platform through which we contemplated processing our Eugene Island 189 production, anticipated initial production has been rescheduled to the first half of 2001.

Our 2000 annual production is likely to be only slightly higher than the rates realized in 1999. Our June 2000 US production exit rate was 102.8 MMcfe per day (84.2 MMcfe per day after royalties). This rate is 3% higher than our December 1999 US production exit rate of 99.5 MMcfe per day (81.1 MMcfe per day after royalties). With five new fields commencing production in the second half of 2000, our December 2000 production exit rate should be significantly higher than the year prior rate and should give us a strong start to 2001.

Based on current prices and anticipated production volumes, our revenues, net income and cash flow from operations for the second half of 2000 are expected to be significantly improved over first half results.

We continue to expect that our 2000 capital expenditure program will be approximately $86 million and will include the drilling of approximately 27 wells in the US Gulf of Mexico region. We expect to fund these expenditures from operating cash flow and our unsecured revolving bank credit facility. Capital expenditures can vary significantly as a result of exploration success, availability of equipment and services and opportunities. During the quarter ended June 30, 2000, demand for, and utilization of, drilling rigs in the US Gulf of Mexico has increased, putting upward pressure on day rates. As an active explorer of internally generated natural gas and oil prospects, we are in a strong position to compete in the current environment. We will continue to focus on natural gas exploration and development in the US Gulf of Mexico region.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        a. An annual meeting of shareholders of the company was held on May 25, 2000.

        b.  Directors elected for a term of three years were: S. C. Hurley, J.
            E. Maybin, and E. S. Ondrack. Other directors whose terms of office as directors continued after the meeting are: S. A. Milner, D. E. Mitchell, H. J. Kelly, L. G. Munin and S. T. Peeler

        c. The matters voted upon and the results of the voting were as follows:

            (i) The shareholders voted 12,797,830 shares in the affirmative and withheld from voting 54,350 shares to elect S. C. Hurley,
                  J. E. Maybin, and E. S. Ondrack as directors to hold office for a term of three years.

            (ii) The shareholders voted 12,810,670 shares in the affirmative and withheld from voting 41,510 shares to appoint PricewaterhouseCoopers LLP as auditors of the Company to hold office until the close of the next annual meeting.

            (iii) The shareholders voted 9,167,323 shares for and 2,824,670 shares against the amendment of the Share Option Plan.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

        None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




      Chieftain International, Inc.
      -----------------------------
      (Registrant)




      /s/STANLEY A. MILNER
      -----------------------------------------
      Stanley A. Milner, A.O.E., LL.D.
      President and Chief Executive Officer
      Principal Executive and Financial Officer

      Dated:  July 17, 2000