Form 10-Q
period 2000-09-30
CHIEFTAIN INTERNATIONAL INC
filed 2000-10-19
CIK 846871

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------     --------------------

Commission file number:  1-10216
                         -------



                          CHIEFTAIN INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

Alberta, Canada                                                                                       None
-----------------------------------------------------                        ---------------------------------------------------
(State or other jurisdiction of incorporation or organization)                       (I.R.S. Employer Identification No.)


1201 TD Tower, 10088 - 102 Avenue,
Edmonton, Alberta, Canada                                                                           T5J 2Z1
--------------------------------------------                                 ---------------------------------------------------
(Address of principal executive offices)                                                     (Zip Code/Postal Code)

Registrant's telephone number, including area code: (780) 425-1950

                                                        Not Applicable
 -------------------------------------------------------------------------------------------------------------------------------
                      (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.


Yes   X      No
    -----       ---------

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Title of each class               Date                       Number Outstanding
-------------------          ----------------               --------------------
   Common shares             October 13, 2000                   [16,111,492]

                          CHIEFTAIN INTERNATIONAL, INC.

                  SEPTEMBER 30, 2000 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                     PART I



                                                                        Page No.
                                                                        --------
Item 1.    Financial Statements

           Consolidated Condensed Balance Sheet -
              September 30, 2000 and December 31, 1999                         3

           Consolidated Condensed Statement of Income (Loss) -
              Nine months ended September 30, 2000 and 1999 and
              Three months ended September 30, 2000 and 1999                   4

           Consolidated Condensed Statement of Cash Flows -
              Nine months ended September 30, 2000 and 1999                    5

           Notes to Consolidated Condensed Financial Statements                6


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10


                                     PART II


Item 1.    Legal Proceedings                                                  21

Item 2.    Changes in Securities                                              21

Item 3.    Defaults Upon Senior Securities                                    21

Item 4.    Submission of Matters to a Vote of Security Holders                21

Item 5.    Other Information                                                  21

Item 6.    Exhibits and Reports of Form 8-K                                   21

Signatures                                                                    21


CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED BALANCE SHEET
(Full Cost Method of Accounting)


                                                SEPTEMBER 30,       December 31,
                                                    2000                1999
                                                -------------       ------------
(unaudited)                                           (US $ in thousands)

ASSETS

Current assets:
  Cash and short-term deposits                       $  10,911        $  19,368
  Accounts receivable                                   26,757           18,855
  Other                                                  1,126              750
                                                     ---------        ---------
                                                        38,794           38,973

Capital assets - net                                   311,757          277,149

Deferred income taxes                                   12,987           14,636
                                                     ---------        ---------
                                                     $ 363,538        $ 330,758
                                                     =========        =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued                       $  24,381        $  25,369

Long-term debt                                          20,000           10,000

Abandonment cost accrual                                 9,382            8,595

Deferred income taxes                                   25,932           15,693

Shareholders' equity:
  Preferred shares of a subsidiary                      63,403           63,403
  Common shares (Note 2)                               235,646          237,076
  Contributed surplus                                     --                 26
  Deficit                                              (15,206)         (29,404)
                                                     ---------        ----------
                                                       283,843          271,101
                                                     ---------        ---------
                                                     $ 363,538        $ 330,758
                                                     =========        =========





See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS)



                                                             Nine months                  Three months
                                                     --------------------------    -------------------------
Period ended September 30,                               2000           1999          2000          1999
--------------------------                           -----------    -----------    -----------   -----------
(unaudited)                                                (US $ in thousands except number of shares
                                                                    and per share amounts)

Revenue:
     Production revenue                              $    92,880    $    64,236    $    38,465   $    27,391
         Less:  royalties                                 16,529         11,282          7,010         4,822
                                                     -----------    -----------    -----------   -----------
     Production revenue, after royalties                  76,351         52,954         31,455        22,569
     Interest and other revenue (Note 3)                   2,305            570          1,541           194
                                                      -----------    -----------    -----------   ----------
                                                          78,656         53,524         32,996        22,763
                                                     -----------    -----------    -----------    ----------
Expenses:
     Production costs                                     10,530         10,985          3,551         3,623
     General and administrative                            4,447          3,354          1,253           981
     Interest                                                749          1,867            343           666
     Depletion and amortization                           32,234         38,711         11,497        13,619
     Additional depletion:  Libyan properties
       (Note 4)                                             --           11,393           --           --
                                                     -----------    -----------    -----------   -----------
                                                          47,960         66,310         16,644        18,889
                                                     -----------    -----------    -----------   -----------

Income (loss) before income taxes and dividends on        30,696        (12,786)        16,352         3,874
     preferred shares of a subsidiary

Income taxes (Note 5)                                     12,032         (5,408)         6,176         1,356
                                                     -----------    -----------    -----------   -----------

Income (loss) before dividends on preferred shares
     of a subsidiary                                      18,664         (7,378)        10,176         2,518
Dividends on preferred shares of a subsidiary              3,707          3,707          1,236         1,236
                                                     -----------    -----------    -----------   -----------
Net income (loss) applicable to common shares        $    14,957    $   (11,085)   $     8,940   $     1,282
                                                     ===========    ===========    ===========   ===========
Net income (loss) per common share
     (Note 6)     - Basic                            $      0.92    $     (0.83)   $      0.55   $      0.10
                                                     ===========    ===========    ===========   ===========
                  - Fully diluted                    $      0.88    $     (0.83)   $      0.49   $      0.10
                                                     ===========    ===========    ===========   ===========
Weighted average number of common shares
     outstanding: - Basic                             16,221,269     13,350,383     16,215,756    13,348,645
                                                     ===========    ===========    ===========   ===========
                  - Fully diluted                     17,411,462     13,350,383     20,954,287    13,348,645
                                                     ===========    ===========    ===========   ===========


See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS




NINE MONTHS ENDED SEPTEMBER 30,                                   2000        1999
-------------------------------                                 --------    --------
(unaudited)                                                     (US $ in thousands)

Operating activities:
  Net income (loss) applicable to common shares                 $ 14,957    $(11,085)
  Items not requiring a current cash outlay                       44,122      44,688
                                                                --------    --------
     Cash flow from operations                                    59,079      33,603
  Net change in non-cash operating working capital (Note 7)       (6,079)     (6,358)
                                                                --------    --------
     Net cash inflows from operating activities                   53,000      27,245

Financing activities:
  Increase in long-term debt                                      10,000       5,000
  Purchase of common shares for cancellation                      (2,485)        (80)
  Issue of common shares                                             270           9
                                                                --------    --------
     Net cash inflows from financing activities                    7,785       4,929
                                                                --------    --------

     Net cash inflows from operating and financing activities     60,785      32,174

Investing activities:
  Lease acquisition, exploration and drilling costs              (47,353)    (30,270)
  Pipelines and production equipment acquired                    (18,702)     (6,100)
  Sale of producing properties                                      --           155
                                                                --------    --------
     Natural resource investing activities                       (66,055)    (36,215)
  Change in investing accounts payable and accrued                (3,187)     (5,975)
                                                                --------    --------
     Net cash outflows for investing activities                  (69,242)    (42,190)
                                                                --------    --------
Change in cash and short-term deposits                            (8,457)    (10,016)

Beginning cash and short-term deposits                            19,368      10,613
                                                                --------    --------
Ending cash and short-term deposits                             $ 10,911    $    597
                                                                ========    ========



See accompanying notes to consolidated condensed financial statements.

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2000 and 1999

(unaudited)

1.     Basis of Presentation:

       In the opinion of Chieftain International, Inc. (the "Company" and together with its subsidiaries "Chieftain"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as at September 30, 2000 and December 31, 1999 and the results of operations for the nine month and three month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999. Certain information and notes normally included in Chieftain's financial statements prepared in conformity with Canadian generally accepted accounting principles have been condensed or omitted for interim reporting pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Chieftain's Annual Report on Form 10-K for the year ended December 31, 1999.

       Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

       The results of operations and cash flows for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

       Material differences between Canadian and US accounting principles that affect Chieftain are referred to in Note 9, which describes the effects of such differences on earnings and balance sheet accounts.

2.     Common Shares:

       (a) Common shares outstanding

           At September 30, 2000, 16,127,892 (December 31, 1999 - 16,224,059)
           common shares of the Company were issued and outstanding.

       (b) Common shares reserved

           At September 30, 2000, 1,479,967 (December 31, 1999 - 1,130,207) of
           the authorized but unissued common shares of the Company were reserved for issuance under the Share Option Plan. At September 30, 2000, 3,408,375 (December 31, 1999 - 3,408,375) common shares were reserved for issuance pursuant to the conversion provisions of the preferred shares of a subsidiary. See Note 2(c).

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

3.     Interest and Other Revenue:

       Interest and other revenue for the third quarter of 2000 included a non-recurring $1.3 million revenue item arising from the Libyan venture which was terminated in the second quarter of 1999. Under the terms of the concession, the Libyan National Oil Company ("NOC") reimbursed Chieftain and its partners in kind for NOC's share of production test expenditures. The non-recurring revenue item arose due to the increase in oil prices between the time when production test expenditures were incurred and when the reimbursement was effected.

4.     Additional Depletion:

       Additional depletion of $11.4 million arose from the termination in 1999 of an exploration program and production test in Libya.

5.     Income Taxes:

       The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income
       (loss) before dividends paid on preferred shares of a subsidiary as a result of the following:


                                                                    Nine months          Three months
                                                              -------------------     ------------------
       Period ended September 30,                               2000       1999        2000        1999
       --------------------------                             -------     -------     -------     ------
                                                                           (US$ in thousands)

       Tax at statutory Canadian rate of 44.62%               $13,697     $(5,705)    $ 7,297     $1,729
       Lower income tax rate on earnings of US subsidiaries    (2,665)        (76)     (1,392)      (407)
       Canadian income tax on exchange loss (gain) which is
            eliminated upon consolidation                          77         634          36         41
       Reduction in value of deferred tax assets resulting
            from reduction in future Canadian rate                329        --          --         --
       Other                                                      594        (261)        235         (7)
                                                              -------     -------     -------     ------
       Tax at effective rate                                  $12,032     $(5,408)    $ 6,176     $1,356
                                                              =======     =======     =======     ======
       Effective tax rate                                        39.2%       42.3%       37.8%      35.0%
                                                              =======     =======     =======     ======



6.     Per Share Amounts:

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

7.     Supplemental Cash Flow Information:

       Cash outflows for (inflows from) income taxes during the nine months ended September 30, 2000 were $136,000 (1999 - $(12,000)). Cash outflows for interest on long-term debt during the nine months ended September 30, 2000 were $655,000 (1999 - $1,804,000).

8.     Subsequent Event:

       Subsequent to September 30, 2000, the Company purchased, at a cost of $5 million, 4,852,258 Gulfstream Resources Canada Limited treasury common shares, representing approximately eight percent of the then issued and outstanding common shares of Gulfstream Resources Canada Limited.

9.     United States Accounting Principles:

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

       (b) Effect on earnings

           The effect on consolidated earnings of these differences is summarized as follows:



                                                                     Nine months                     Three months
                                                              --------------------------      --------------------------
           Period ended September 30,                            2000            1999            2000            1999
           --------------------------                         ----------      ----------      ----------      ----------
                                                                      (US$ in thousands except number of shares
                                                                                and per share amounts)
           Net income (loss) applicable to common shares,
             as reported                                      $   14,957      $  (11,085)     $    8,940      $    1,282
           Additional depletion difference                          --            (7,104)             --              --
                                                              ----------      ----------      ----------      ----------
                                                                  14,957         (18,189)          8,940           1,282
           Reduction in depletion expense                          8,054          13,122           2,801           4,926
           Decrease (increase) in deferred tax provision          (2,569)         (1,656)           (996)         (1,830)
                                                              ----------      ----------      ----------      ----------
           Net income (loss) applicable to common shares
             under US accounting principles                   $   20,442      $   (6,723)     $   10,745      $    4,378
                                                              ==========      ==========      ==========      ==========

           Net income (loss) per common share under
             US accounting principles:
                - Basic                                       $     1.26      $    (0.50)     $     0.66      $     0.33
                                                              ==========      ==========      ==========      ==========
                - Fully diluted                               $     1.22      $    (0.50)     $     0.60      $     0.32
                                                              ==========      ==========      ==========      ==========
           Fully diluted number of common shares
              outstanding                                     19,846,934      13,350,383      19,844,309      13,493,458
                                                              ==========      ==========      ==========      ==========




       (c) Effect on balance sheet

           The effect on the Consolidated Condensed Balance Sheet of the differences between Canadian and US accounting principles is as follows:


           AS AT                        SEPTEMBER 30, 2000         December 31, 1999
           -----                     ------------------------   ------------------------
           (US$ in thousands)                       Under US                   Under US
                                                   Accounting                 Accounting
                                     As reported   Principles   As reported   Principles
                                     -----------   ----------   -----------   ----------
           Net capital assets         $311,757      $232,163      $277,149     $189,501
           Deferred tax - asset       $ 12,987      $ 15,781      $ 14,636     $ 30,238
           Deferred tax - liability   $ 25,932      $   --        $ 15,693     $   --
           Deficit                    $(15,206)     $(66,074)     $(29,404)    $(85,757)


           For US reporting purposes, the preferred shares would not be included in shareholders' equity in these consolidated condensed financial statements.

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


                                                               Nine months           Three months
                                                           -------------------    ------------------
           Period ended September 30,                        2000        1999      2000        1999
           --------------------------                      -------     -------    -------     ------
                                                          (US$ in thousands except per share amounts)

           Compensation costs, net of tax                  $   990     $   946    $   363     $  355
           Net income (loss) applicable to common shares
                    - as reported                          $20,442     $(6,723)   $10,745     $4,378
                    - pro forma                            $19,452     $(7,669)   $10,382     $4,023
           Net income (loss) per common share
                Basic
                    - as reported                          $  1.26     $ (0.50)   $  0.66     $ 0.33
                    - pro forma                            $  1.20     $ (0.57)   $  0.64     $ 0.30
                Fully diluted
                    - as reported                          $  1.22     $ (0.50)   $  0.60     $ 0.32
                    - pro forma                            $  1.18     $ (0.57)   $  0.59     $ 0.30



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

Our financial statements and information are reported in US dollars and are prepared based upon Canadian generally accepted accounting principles. Substantially all of our revenues and a significant portion of our operating expenses are realized or incurred in US dollars. For a discussion of the effect of differences in generally accepted accounting principles in Canada and the US on our financial statements, see Note 12 to our 1999 consolidated financial statements and Note 9 to our accompanying unaudited consolidated condensed financial statements.

                                    OVERVIEW

Production in the third quarter of 2000 averaged 101.3 MMcfe per day (82.8 MMcfe per day after royalties), a 7% increase from the second quarter of 2000. Strong natural gas and oil prices contributed to our record first nine months revenues of $95.2 million ($78.7 million after royalties), net income applicable to common shares of $15.0 million and cash flow from operations of $59.1 million.

            FIRST NINE MONTHS 2000 COMPARED TO FIRST NINE MONTHS 1999

PRODUCTION

On an energy equivalent basis our average production rate for the first nine months of 2000 decreased 13% to 98.4 MMcfe per day (81.1 MMcfe per day after royalties) from 113.7 MMcfe per day (93.9 MMcfe per day after royalties) for the corresponding period in 1999. Natural gas comprised 75% (74% after royalties) of our production for the first nine months of 2000, unchanged from the corresponding period in 1999. For the first nine months of 2000, our natural gas production decreased 13% to 20.2 Bcf (16.5 Bcf after royalties) compared to 23.3 Bcf (19.1 Bcf after royalties) for the corresponding period in 1999. Of the 3.1 Bcf (2.6 Bcf after royalties) decrease in natural gas production, 42% (1.3 Bcf before and after royalties) is attributable to production declines in the UK. Oil and natural gas liquids production for the same period decreased 13% to 1,123 MBbls (948 MBbls after royalties) compared to 1,285 MBbls (1,091 MBbls after royalties) for the corresponding period in 1999. Of the 162 MBbls (143 MBbls after royalties) decrease in oil and natural gas liquids production, 43% (70 MBbls (58 MBbls after royalties)) is attributable to production declines at South Marsh Island 39, where, at the end of the third quarter of 2000, production rates had stabilized at approximately 900 barrels per day (750 barrels per day after royalties).

The decrease in our production is attributed to natural reservoir declines in our existing offshore Gulf of Mexico and UK fields and the timing of new production which commenced in the second and third quarters. New

--------------------------------------------------------------------------------
Unless the context indicates another meaning, the terms "Chieftain", "the Company", "we", "us" and "our" refer to Chieftain International, Inc., a company organized under the laws of the Province of Alberta, Canada, and its subsidiaries.

As used in this Form 10-Q, "BCF" means 1,000,000,000 cubic feet of natural gas, "BCFE" means 1,000,000,000 cubic feet of natural gas equivalent, "MBBLS" means 1,000 barrels of crude oil, condensate and natural gas liquids, "MCF" means 1,000 cubic feet of natural gas, "MCFE" means 1,000 cubic feet of natural gas equivalent using a ratio of 1 barrel = 6,000 cubic feet of natural gas, "MMCF" means 1,000,000 cubic feet and "MMCFE" means 1,000,000 cubic feet of natural gas equivalent.

production from Vermilion 267, South Timbalier 196, Chacahoula and two wells at Northeast Wright added a combined average volume of 29.9 MMcfe per day (27.1 MMcfe per day after royalties), net to us, for September 2000.

Ninety-three percent of our natural gas production for the first nine months of 2000 came from the US Gulf of Mexico region compared to 88% in the corresponding period in 1999. Our interests in this region accounted for 54% of our oil and ngls production compared to 53% in the 1999 period. Substantially all of the remainder of our oil and ngls production is from our interests in the Aneth and Ratherford Units in southeast Utah.

During the month of September, 2000, we produced 102.4 MMcfe per day (83.5 MMcfe per day after royalties). Of this amount, 79.6 MMcf per day was natural gas (64.2 MMcf per day after royalties), of which 79.5 MMcf per day (64.1 MMcf per day after royalties) was from the US and 0.1 MMcf per day (before and after royalties) was from the UK. In September, 2000, oil production was 3,779 barrels per day (3,193 barrels per day after royalties) of which 1,623 barrels per day (1,417 barrels per day after royalties) was from the Aneth and Ratherford Units in Utah and 2,142 barrels per day (1,764 barrels per day after royalties) was from the US Gulf of Mexico region.


PRODUCTION SUMMARY                             Before royalties      After royalties
                                               ----------------      ---------------
Nine months ended September 30,                2000        1999      2000       1999
-------------------------------                -----      -----      -----    ------
Natural gas (MMcf per day)
   US                                           68.9       75.7       55.4      60.3
   UK                                            4.9        9.7        4.9       9.7
                                               -----      -----      -----     -----
   Total                                        73.8       85.4       60.3      70.0
                                               =====      =====      =====     =====
Oil and ngls (barrels per day)                 4,099      4,706      3,459     3,995
                                               =====      =====      =====     =====
Total natural gas equivalent (MMcfe per day)    98.4      113.7       81.1      93.9
                                               =====      =====      =====     =====
Total period equivalent (Bcfe)                  27.0       31.0       22.2      25.6
                                               =====      =====      =====     =====


NATURAL GAS AND OIL MARKETING

NATURAL GAS. Natural gas prices averaged $3.10 per Mcf for the first nine months of 2000 compared to $1.89 per Mcf for the corresponding period in 1999. For the first nine months of 2000, we received average natural gas prices of $3.21 per Mcf in the US and $1.46 per Mcf in the UK compared to $2.02 and $0.93, respectively, for the corresponding period in 1999. We believe that this strengthening of prices, in both markets, reflects increasingly tight supply-demand equations. The Energy Information Administration ("EIA") of the U.S. Department of Energy has reported that US end-use consumption, through the first eight months of 2000, was similar to that of the comparative 1999 period. In its September outlook, the EIA forecasted US natural gas demand to increase 6.4% in the fourth quarter this year from the 1999 fourth quarter, and 2.5% growth in the 2001 year. The EIA is forecasting annual domestic natural gas production increases of 0.5% and 1.0% in 2000 and 2001, respectively.

At September 30, 2000, we had entered into natural gas forward sales for the physical delivery of natural gas volumes totaling 3.2 Bcf (34.8 MMcf per day) at an average price, net of transportation, of $4.41 per Mcf for the last quarter of 2000 and 5.9 Bcf (16.1 MMcf per day) at an average price of $4.64 per Mcf for 2001.

OIL AND NGLS. Oil and natural gas liquids prices averaged $26.92 per barrel for the first nine months of 2000 compared to $15.62 per barrel in the 1999 period. Oil prices in the 2000 period benefited from supply constrictions arising from the Organization of Petroleum Exporting Countries' ("OPEC") adherence to production quotas and from increased worldwide demand for oil.

REVENUE

PRODUCTION REVENUE. For the first nine months of 2000, a 72% increase in oil prices was complemented by a 64% increase in natural gas prices. The increased prices more than offset the production decline with the result that production revenues for the first nine months of 2000 increased 45% ($28.6 million) to $92.9 million ($76.4 million after royalties) from the corresponding period in 1999.


NET REVENUE

Nine months ended September 30,                             2000           1999
-------------------------------                           -------        -------
                                                              (in thousands)
Natural gas, after royalties                              $50,972        $35,922
Oil and ngls, after royalties                              25,379         17,032
                                                          -------        -------
Production revenue, after royalties                        76,351         52,954
Interest and other revenue                                  2,305            570
                                                          -------        -------
Total net revenue                                         $78,656        $53,524
                                                          =======        =======


PRICE/VOLUME VARIANCES                     Natural gas
                                 ------------------------------
Nine months ended September 30,     US         UK        Total    Oil and ngls   Total
-------------------------------  -------    --------   --------   ------------  -------
                                                       (in thousands)
1999 production revenue, after
       royalties                 $33,452    $ 2,470     $35,922     $17,032     $52,954
           Price variance         18,119        702      18,821      10,579      29,400
           Volume variance        (2,549)    (1,222)     (3,771)     (2,232)     (6,003)
                                 -------    -------     -------     -------     -------
2000 production revenue, after
       royalties                 $49,022    $ 1,950     $50,972     $25,379     $76,351
                                 =======    =======     =======     =======     =======


INTEREST AND OTHER REVENUE. Interest and other revenue for the third quarter of 2000 included a non-recurring $1.3 million revenue item arising from the Libyan venture which was terminated in the second quarter of 1999. Under the terms of the concession, the Libyan National Oil Company ("NOC") reimbursed us and our partners in kind for NOC's share of production test expenditures. The non-recurring revenue item arose due to the increase in oil prices between the time when production test expenditures were incurred and when the reimbursement was effected.

EXPENSES

ROYALTIES. Our composite royalty rate was comparable on a period over period basis.

Our US Gulf of Mexico properties in federal waters generally carry a fixed one-sixth (16-2/3%) royalty rate. Some of these offshore properties carry overriding royalties ranging from 1.1% to 10%. UK production carries no royalty obligations.

We pay no overriding royalties to management or staff.


ROYALTIES
Nine months ended September 30,                                2000       1999
-------------------------------                               -------    -------
                          (in thousands except per unit amounts and percentages)
Natural gas                                                   $11,673    $ 8,195
Oil and ngls                                                    4,856      3,087
                                                              -------    -------
Total                                                         $16,529    $11,282
                                                              =======    =======
Royalties per Mcfe                                            $  0.61    $  0.36
Composite royalty rate                                           17.8%      17.6%

PRODUCTION COSTS. Our aggregate production costs for the first nine months of 2000 decreased 4% compared to the corresponding period in 1999. Per unit production costs increased as the result of a decrease in the volume of equivalent production and an increase in production taxes (28% on a per unit basis), primarily on Utah oil production, the amount of such taxes being dependent upon prices of natural gas and oil.


PRODUCTION COSTS
Nine months ended September 30,                              2000         1999
-------------------------------                            -------       -------
                                          (in thousands except per unit amounts)
Lifting costs                                              $ 9,169       $ 9,783
Production taxes                                             1,361         1,202
                                                           -------       -------
Production costs                                           $10,530       $10,985
                                                           =======       =======

Production costs ($ per Mcfe)
     Before royalty volumes                                $  0.39       $  0.35
     After royalty volumes                                 $  0.47       $  0.43

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses for the first nine months of 2000 in creased 33% from the corresponding period in 1999. This increase is primarily the result of performance-based compensation payments which were higher during the first quarter of 2000 than during the corresponding 1999 period.


GENERAL AND ADMINISTRATIVE
Nine months ended September 30,                            2000           1999
-------------------------------                           -------        -------
                           (in thousands except per unit amounts and percentages)
Gross general and administrative expenses                 $ 8,611        $ 6,431
Capitalized expenses                                       (4,134)        (3,077)
                                                          -------        -------
General and administrative expenses                       $ 4,477        $ 3,354
                                                          =======        =======

General and administrative expenses ($ per Mcfe)
     Before royalty volumes                               $  0.16        $  0.11
     After royalty volumes                                $  0.20        $  0.13
Capitalization ratio                                           48%            48%

INTEREST EXPENSE. Our interest expense for the first nine months of 2000 decreased compared to the corresponding 1999 period due to reduced credit facility utilization. Our weighted average debt outstanding for the nine months ended September 30, 2000 was $13.6 million compared to $43.3 million for the corresponding period in 1999. The effective interest rate on our outstanding debt for the nine months ended September 30, 2000 was 7.25% compared to 5.76% for the corresponding period in 1999. The weighted average interest rate on our debt at September 30, 2000 was 7.38%.

DEPLETION AND AMORTIZATION. Our depletion and amortization expense for the first nine months of 2000 decreased 17% from the corresponding period in 1999 as a result of a 13% decrease in our production and a 4% decrease in our average depletion rate to $1.20 per Mcfe ($1.45 per Mcfe after royalties). Our depletion rate decreased for a number of reasons:

o drilling success which contributed to our 1999 finding and development cost for proved reserves of $0.68 per Mcfe ($0.84 per Mcfe after royalties);

o the recovery in oil prices which resulted in upward revisions in our proved reserves at December 31, 1999 compared to December 31, 1998; and

o the ceiling test write-down of the UK properties that occurred at December 31, 1999 due to low spot market prices for natural gas as at that date.

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

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES

After provision of $3.7 million for dividends on preferred shares of a subsidiary in both periods, net income (loss) applicable to common shares for the first nine months of 2000 was $15.0 million, an improvement of $26.0 million compared to the year earlier period. The most significant factors responsible for the improvement were the improvement in natural gas and oil prices in the current year and the non-recurring nature of the 1999 write-off of the Libyan investment.


NETBACK ANALYSIS ($ per Mcfe)                Before royalties  After royalties
                                             ---------------- ----------------
Nine months ended September 30,                2000    1999    2000      1999
-------------------------------              ------   ------  ------    ------
Gross production revenue                     $ 3.45   $ 2.07
     Royalties                                (0.61)   (0.36)
                                             ------   ------
Production revenue, after royalties            2.84     1.71   $ 3.44   $ 2.07
     Production costs                         (0.39)   (0.35)   (0.47)   (0.43)
                                             ------   ------   ------   ------
Gross margin                                   2.45     1.36     2.97     1.64
     General and administrative expenses      (0.16)   (0.11)   (0.20)   (0.13)
                                             ------   ------   ------   ------
Gross profit                                   2.29     1.25     2.77     1.51
     Interest and other                        0.04    (0.05)    0.06    (0.06)
     Preferred share dividends                (0.14)   (0.12)   (0.17)   (0.14)
                                             ------   ------   ------   ------
Cash flow from operations                    $ 2.19   $ 1.08   $ 2.66   $ 1.31
                                             ======   ======   ======   ======
Total production volume (Bcfe)                 27.0     31.0     22.2     25.6
                                             ======   ======   ======   ======

     THREE MONTHS ENDED  SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1999

Strong natural gas and oil prices contributed to the achievement of record revenues of $33.0 million, net income applicable to common shares of $8.9 million and cash flow from operations of $26.5 million.

PRODUCTION

On an energy equivalent basis, our average production rate decreased 14% to
101.3 MMcfe per day (82.8 MMcfe per day after royalties) for the third quarter of 2000 from 118.4 MMcfe per day (98.3 MMcfe per day after royalties) for the corresponding period in 1999. Natural gas comprised 77% (76% after royalties) of our production for the third quarter of 2000 and 74% (73% after royalties) of our production for the corresponding period in 1999. As compared to the corresponding period in 1999, our third quarter 2000 US natural gas production increased 1% to 7.1 Bcf (5.7 Bcf after royalties). For the third quarter of 2000, our composite natural gas production decreased 11% to 7.1 Bcf (5.8 Bcf after royalties) compared to 8.0 Bcf (6.6 Bcf after royalties) for the corresponding period in 1999. Oil and natural gas liquids production for the quarter decreased 24% to 365 MBbls (308 MBbls after royalties) compared to 478 MBbls (404 MBbls after royalties) for the 1999 third quarter.

During the third quarter of 2000, our UK natural gas volumes were lower than in the comparative 1999 period as we were able to sell our allowable annual volume earlier than in the preceding UK natural gas year. The significance of this on the quarterly production revenues is shown in the Price/Volume Variances table on the following page. Effective October 1, when the 2001 UK natural gas year commenced, our sales volumes resumed at approximately 6.0 MMcf per day. Of the 113 MBbls (96 MBbls) decrease in oil and natural gas liquids production, 70% (79 MBbls (66 MBbls after royalties)) is attributable to production declines at South Marsh Island 39.

Ninety-nine percent of our natural gas production for the third quarter of 2000 came from our interests in the US Gulf of Mexico region compared to 87% in the corresponding period in 1999. Our interests in this region accounted for 56% of our oil and ngls production compared to 60% in the corresponding 1999 period. Substantially all of the remainder of our oil and ngls production is from our interests in the Aneth and Ratherford Units in southeast Utah.


PRODUCTION SUMMARY                               Before royalties    After royalties
                                                 ----------------    ---------------
Three months ended September 30,                 2000       1999      2000     1999
--------------------------------                 -----     -----     -----     -----
Natural gas (MMcf per day)
     US                                           77.2      76.7      62.4      61.4
     UK                                            0.3      10.5       0.3      10.5
                                                 -----     -----     -----     -----
     Total                                        77.5      87.2      62.7      71.9
                                                 =====     =====     =====     =====
Oil and ngls (barrels per day)                   3,964     5,200     3,351     4,394
                                                 =====     =====     =====     =====
Total natural gas equivalent (MMcfe per day)     101.3     118.4      82.8      98.3
                                                 =====     =====     =====     =====
Total period equivalent (Bcfe)                     9.3      10.9       7.6       9.0
                                                 =====     =====     =====     =====

NATURAL GAS AND OIL MARKETING

NATURAL GAS. Natural gas prices averaged $3.83 per Mcf for the third quarter of 2000 compared to $2.26 per Mcf for the corresponding period in 1999. For the third quarter of 2000, we received average natural gas prices of $3.84 per Mcf in the US and $1.92 per Mcf in the UK compared to $2.46 and $0.81, respectively, for the corresponding period in 1999.

OIL AND NGLS. Oil and natural gas liquids prices averaged $30.53 per barrel for the third quarter of 2000 compared to $19.31 per barrel for the corresponding period in 1999.

REVENUE

PRODUCTION REVENUE. For the third quarter of 2000, a 58% increase in oil prices was complemented by a 69% increase in natural gas prices. The increase in prices more than offset the production decline with the result that production revenues for the third quarter of 2000 increased 40% ($11.1 million) to $38.5 million ($31.5 million after royalties) from the corresponding period in 1999.


NET REVENUE
Three months ended September 30,                           2000            1999
--------------------------------                         -------         -------
                                                             (in thousands)
Natural gas, after royalties                             $22,131         $14,960
Oil and ngls, after royalties                              9,324           7,609
                                                         -------         -------
Production revenue, after royalties                       31,455          22,569
Interest and other revenue                                 1,541             194
                                                         -------         -------
Total net revenue                                        $32,996         $22,763
                                                         =======         =======


PRICE/VOLUME VARIANCES                   Natural gas
                                  --------------------------
Three months ended September 30,    US        UK      Total    Oil and ngls   Total
--------------------------------  -------    -----   -------   ------------  -------
                                                (in thousands)
1999 production revenue, after
         royalties                $14,177    $ 783   $14,960     $ 7,609     $22,569
         Price variance             7,696       29     7,725       3,569      11,294
         Volume variance              207     (761)     (554)     (1,854)     (2,408)
                                  -------    -----   -------     -------     -------
2000 production revenue, after
     royalties                    $22,080    $  51   $22,131     $ 9,324     $31,455
                                  =======    =====   =======     =======     =======

INTEREST AND OTHER REVENUE. Interest and other revenue for the third quarter of 2000 included a non-recurring $1.3 million revenue item arising from the Libyan venture which was terminated in the second quarter of 1999.

EXPENSES

ROYALTIES. Our composite royalty rate, which is largely comparable on a period over period basis, reflects a lower proportion of UK production, which carries no royalty obligations, in the current quarter's production mix.


ROYALTIES
Three months ended September 30,                       2000                1999
--------------------------------                      ------              ------
                          (in thousands except per unit amounts and percentages)
Natural gas                                           $5,197              $3,373
Oil and ngls                                           1,813               1,449
                                                      ------              ------
Total                                                 $7,010              $4,822
                                                      ======              ======
Royalties per Mcfe                                    $ 0.75              $ 0.44
Composite royalty rate                                  18.2%               17.6%

PRODUCTION COSTS. Our production costs for the third quarter of 2000 decreased 2% compared to the corresponding period in 1999. The increase in per unit production costs is the result of a decrease in the volume of equivalent production.


PRODUCTION COSTS
Three months ended September 30,                       2000                1999
--------------------------------                      ------              ------
                                          (in thousands except per unit amounts)
Lifting costs                                         $3,103              $3,167
Production taxes                                         448                 456
                                                      ------              ------
Production costs                                      $3,551              $3,623
                                                      ======              ======
Production costs ($ per Mcfe)
     Before royalty volumes                           $ 0.38              $ 0.33
     After royalty volumes                            $ 0.47              $ 0.40

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses for the third quarter of 2000 increased $272,000 (28%) from the corresponding period in 1999. This increase is a composite of a number of items, the most significant being increased staffing levels and, to a lesser degree, increased insurance costs and office rent.


GENERAL AND ADMINISTRATIVE
Three months ended September 30,                       2000                1999
--------------------------------                      ------              ------
                          (in thousands except per unit amounts and percentages)
Gross general and administrative expenses             $ 2,564             $1,868
Capitalized expenses                                   (1,311)              (887)
                                                      -------             ------
General and administrative expenses                   $ 1,253             $  981
                                                      =======             ======
General and administrative expenses ($ per Mcfe)
     Before royalty volumes                           $  0.13             $ 0.09
     After royalty volumes                            $  0.16             $ 0.11
Capitalization ratio                                       51%                47%

INTEREST EXPENSE. Our interest expense for the third quarter of 2000 decreased compared to the corresponding 1999 period due to reduced credit facility utilization. Our weighted average debt outstanding for the three months ended September 30, 2000 was $18.2 million compared to $45.0 million for the corresponding period in 1999. The effective interest rate on our outstanding debt for the quarter ended September 30, 2000 was 7.40% compared to 5.87% for the corresponding period in 1999.

DEPLETION AND AMORTIZATION. Our depletion and amortization expense for the third quarter of 2000 decreased 16% from the corresponding period in 1999 as a result of a 14% decrease in our production and a 1% decrease in our average depletion rate to $1.23 per Mcfe ($1.51 per Mcfe after royalties).

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES

After provision of $1.2 million for dividends on preferred shares of a subsidiary in both periods, net income (loss) applicable to common shares for the third quarter of 2000 was $8.9 million, an improvement of $7.7 million compared to the year earlier period. The two most significant factors responsible for the improvement were the improvement in natural gas and oil prices in the current year and the non-recurring revenue item arising from the Libyan venture which was terminated in the second quarter of 1999.


NETBACK ANALYSIS ($ per Mcfe)                Before royalties     After royalties
                                             ----------------    ----------------
Three months ended September 30,              2000      1999      2000      1999
--------------------------------             ------    ------    ------    ------

Gross production revenue                     $ 4.13    $ 2.52
     Royalties                                (0.75)    (0.44)
                                             ------    ------

Production revenue, after royalties            3.38      2.08    $ 4.13    $ 2.50
     Production costs                         (0.38)    (0.33)    (0.47)    (0.40)
                                             ------    ------    ------    ------
Gross margin                                   3.00      1.75      3.66      2.10
     General and administrative expenses      (0.13)    (0.09)    (0.16)    (0.11)
                                             ------    ------    ------    ------
Gross profit                                   2.87      1.66      3.50      1.99
     Interest and other                        0.10     (0.06)     0.14     (0.05)
     Preferred share dividends                (0.13)    (0.11)    (0.16)    (0.14)
                                             ------    ------    ------    ------
Cash flow from operations                    $ 2.84    $ 1.49    $ 3.48    $ 1.80
                                             ======    ======    ======    ======
Total production volume (Bcfe)                  9.3      10.9       7.6       9.0
                                             ======    ======    ======    ======

                              CAPITAL EXPENDITURES

Our capital expenditures during the first nine months of 2000 totaled $66.1 million compared to $36.2 million for the corresponding period in 1999.

LEASE AND LAND HOLDINGS. There were two lease sales during the first nine months of 2000. We participated in high bids for 11 offshore blocks, 5 as operator, covering 55,700 acres (28,500 net acres) at the Federal US Central Gulf of Mexico Lease Sale held on March 15, 2000. Our share of the bids on the 11 blocks, all of which have been awarded, was $3.7 million.

We participated in high bids for 3 offshore blocks, none as operator, covering 17,280 acres (5,184 net acres) at the Federal US Western Gulf of Mexico Lease Sale held on August 23, 2000. Our share of the bids on the 3 blocks was $0.6 million. As of October 17, 2000, 2 of the blocks had been awarded; the remaining bid was pending.

DRILLING RESULTS. For the first nine months of 2000, our exploratory drilling success rate in the US Gulf of Mexico region was 47% compared to 83% for the corresponding period in 1999. Including development wells, our success rate in the region was 56% for the first nine months of 2000 compared to 88% for the corresponding period in 1999. Drilling in all areas resulted in success rates of 56% for the first nine months of 2000 and 73% for the first nine months of 1999.


DRILLING RESULTS (WELLS)
Nine months ended September 30,         2000            1999
-------------------------------    -------------    -------------
                                   Gross     Net    Gross     Net
                                   -----     ---    -----     ---

US - Gulf of Mexico region
     Successful                      10      4.07     8      3.54
     Dry                              8      2.54     1      0.20
                                     --      ----    --      ----
                                     18      6.61     9      3.74
                                     --      ----    --      ----
Foreign
     Dry                             --       --      2      0.25
                                     --      ----    --      ----
Total wells drilled
     Successful                      10      4.07     8      3.54
     Dry                              8      2.54     3      0.45
                                     --      ----    --      ----
                                     18      6.61    11      3.99
                                     ==      ====    ==      ====
Chieftain operated wells              4      2.00     2      1.00
                                     ==      ====    ==      ====


In addition to the wells described above, at September 30, 2000 we had interests in 5 (2.05 net) wells which were drilling compared to 4 (2.10 net) at September 30, 1999.

Two additional wells were successfully drilled in the nine months ended September 30, 2000 on our US Gulf of Mexico acreage at no cost to us. For the nine months ended September 30, 1999, four additional wells were drilled on our US Gulf of Mexico acreage at no cost to us, one of which resulted in a natural gas well and three of which were unsuccessful.

CAPITAL FIELD DEVELOPMENT ACTIVITY. Our principal offshore development activities during the first nine months of 2000 were at High Island A-530, Matagorda Island 704, South Timbalier 196, Vermilion 267, West Cameron 300 and West Cameron 613 where production facilities and pipelines were installed. Onshore, facilities were completed for the Langlinais #1 well in the Northeast Wright Field.


CAPITAL EXPENDITURES SUMMARY
Nine months ended September 30,        2000        1999
-------------------------------      -------     -------
                                        (in thousands)
Property acquisition costs:
     US                              $ 6,636     $ 2,519
     UK                                   32          28
                                     -------     -------
                                       6,668       2,547
                                     -------     -------
Sale of producing properties:
     US                                 --          (155)
                                     -------     -------
Exploration costs:
     US                               30,996      18,615
     UK                                   (2)         (6)
     Foreign                            --         1,531
                                     -------     -------
                                      30,994      20,140
                                     -------     -------
Development costs:
     US                               28,391      13,689
     UK                                    2          (6)
                                     -------     -------
                                      28,393      13,683
                                     -------     -------
                                     $66,055     $36,215
                                     =======     =======


Subsequent to September 30, 2000, we announced that we had entered into an agreement with Gulfstream Resources Canada Limited and its wholly-owned subsidiaries (collectively "Gulfstream") giving us the option to purchase 50% of Gulfstream's petroleum and natural gas interests in the Middle East State of Qatar.

The option is exercisable for a term of three months, which may be extended for an additional three months in certain circumstances. It is subject to other terms and conditions including government and partner approvals.

Gulfstream's interests in Qatar include a 42.5% interest in the 1976 Exploration and Production Sharing Agreement which in turn includes the Al Rayyan oil development area and a 27.5% interest in the 1997 Block 11 Exploration and Production Sharing Agreement.

In addition, we purchased, at a cost of $5 million, 4,852,258 Gulfstream Resources Canada Limited treasury common shares representing approximately eight percent of the then issued and outstanding common shares of Gulfstream Resources Canada Limited. We are not contemplating the purchase of additional shares of Gulfstream Resources Canada Limited.

                         CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of funds are operations and financing activities. Our primary cash outflows are for exploration and development activities.

Cash flow from operations, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income (loss) attributable to common shares to eliminate the effects of depletion and amortization and deferred income taxes. We generated cash flow from operations of $59.1 million during the first nine months of 2000 compared to $33.6 million for the corresponding period in 1999. The variance is primarily a function of increased commodity prices in the first nine months of 2000.

In 1997, a third party sold its interests in producing properties that we currently operate and since that time neither the vendor nor the purchaser has reimbursed us on a timely basis for expenditures made by us, as operator, for their account. Accordingly, we have commenced an action in the Louisiana courts against both the vendor and the purchaser to recover the amounts currently owing to us, approximately $4.3 million, plus interest and costs. Although the purchaser filed for Chapter 11 bankruptcy in the first half of 2000, we currently expect to recover all current and future amounts outstanding and have therefore made no allowance for doubtful collectability.

Financing activities during the nine months ended September 30, 2000 provided $7.8 million of cash, the net result of:

o the drawdown of $10 million of our revolving bank credit facility;

o the purchase for cancellation of 116,200 common shares at a cost of $2.5 million under our share repurchase program announced August 11, 2000; and

o the exercise of employee share options for $0.3 million.

Through September 30, 2000, 116,200 common shares had been purchased and cancelled pursuant to our current normal course issuer bid, announced August 11, 2000, for up to 1,000,000 common shares.

Financing activities during the corresponding period in 1999 provided $4.9 million of cash, the net result of:

o the drawdown of $5 million of our revolving bank credit facility; and

o the purchase for cancellation of 7,500 common shares at the cost $0.1 million under a share repurchase program, which expired on November 1, 1999.

Cash used in investing activities increased 82% to $66.1 million for the first nine months of 2000 from $36.2 million for the corresponding period in 1999.


COMPOSITION OF NATURAL RESOURCE INVESTING ACTIVITIES
Nine months ended September 30,                             2000            1999
-------------------------------                           -------         -------
                                                               (in thousands)
Leasehold and seismic                                     $ 8,982         $ 4,551
Sale of producing properties                                 --              (155)
Exploratory drilling                                       28,681          18,136
Development drilling                                        8,830           6,984
Capital field development                                  19,562           6,699
                                                          -------         -------
Total                                                     $66,055         $36,215
                                                          =======         =======


Our September 30, 2000 cash balance of $10.9 million was up $10.3 million from the balance at September 30, 1999. At September 30, 2000, $20 million was outstanding on our reduced revolving bank credit facility of $70 million. The weighted average interest rate for our borrowings during the first nine months was 7.25%.

                                     OUTLOOK

Four projects are expected to commence production during the fourth quarter of 2000: High Island A-530, Matagorda Island 704, West Cameron 300 and West Cameron
613. Additionally, three projects are currently expected to commence production during the first half of 2001: Eugene Island 189, High Island A-510/A-531 and South Timbalier 250. At Eugene Island 189, our partner in the project exchanged their 25% working interest in the project for a 4% overriding royalty.

Although our average daily production in 2000 will be lower than in 1999, our September 2000 US production exit rate was 102.2 MMcfe per day (83.3 MMcfe per day after royalties), 3% higher than our December 1999 US production exit rate of 99.5 MMcfe per day (81.1 MMcfe per day after royalties). With four new fields expected to commence production in the last quarter of 2000, our December 2000 production exit rate is expected to be significantly higher than the year prior rate and should give us a strong start to 2001.

We expect record revenues, net income and cash flow in 2001 based on the current NYMEX future prices for natural gas and oil (which are higher than what will be realized in 2000) and our anticipated increase in annual equivalent production volume. At September 30, 2000, we had entered into natural gas forward contracts for the physical delivery of natural gas volumes totaling 5.9 Bcf (16.1 MMcf per day) at an average price, net of transportation, of $4.64 per Mcf for 2001. This represents approximately 16% of our forecast 2001 US natural gas production and crystallizes, for us, some of the benefits of these prices.

During the nine months ended September 30, 2000, demand for, and utilization of, drilling rigs in the US Gulf of Mexico has continued to increase, putting significant upward pressure on day rates. The Gulf of Mexico Newsletter reported an 84% utilization rate of the 205 rig fleet at October 2, 2000 compared to a 74% utilization rate of a 187 rig fleet a year earlier. Although this has resulted in an increase in the cost of drilling wells, we have availed ourselves of the current opportunities to procure fixed price ("turnkey") drilling contracts, which effectively limit the costs of drilling and evaluating a well.

We currently expect that our 2000 capital expenditure program, which will include the drilling of approximately 33 wells in the US Gulf of Mexico region will modestly exceed the $86 million amount previously forecasted. Our 2001 capital expenditure budget may include the drilling of approximately 40 wells and may exceed the 2000 program.


FORECAST DRILLING (wells)               All operated      Chieftain operated
                                       ---------------    ------------------
                                       Gross      Net     Gross         Net
                                       -----      ---     -----         ---
Forecast 2000 wells
     Nine months ended September 30      18       6.61       4          2.00
     Fourth quarter                      15       5.75       5          2.40
                                         --      -----      --         -----
     Total                               33      12.36       9          4.40
                                         ==      =====      ==         =====
Forecast 2001 wells                      40      16.98      20         10.27
                                         ==      =====      ==         =====

We expect to fund these capital expenditures from operating cash flow and our unsecured revolving bank credit facility. Capital expenditures can vary significantly as a result of exploration success, availability of equipment and services and opportunities. As an active explorer of internally generated natural gas and oil prospects, we are in a strong position to compete in the current environment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of the security holders of the Company during the third quarter of 2000.

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

         Dated:  October 17, 2000