Form 10-Q
period 2001-03-31
CHIEFTAIN INTERNATIONAL INC
filed 2001-04-30
CIK 846871

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the transition period from                   to
                               ----------------      --------------------

Commission file number:  1-10216
                         -------


                          CHIEFTAIN INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Alberta, Canada                                       None
   --------------------------------                       -------------------
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

      1201 TD Tower, 10088 - 102 Avenue,
         Edmonton, Alberta, Canada                             T5J 2Z1
   ----------------------------------------            ----------------------
   (Address of principal executive offices)            (Zip Code/Postal Code)

Registrant's telephone number, including area code:  (780) 425-1950

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

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Title of each class                 Date                      Number Outstanding
-------------------             --------------                ------------------
  Common shares                 April 30, 2001                    16,034,477

                          CHIEFTAIN INTERNATIONAL, INC.

                    MARCH 31, 2001 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

                                     PART I


                                                                        Page No.
Item 1.  Financial Statements

         Consolidated Balance Sheet --
            March 31, 2001 and December 31, 2000                               3

         Consolidated Statement of Income and Retained Earnings (Deficit) --
            Three months ended March 31, 2001 and 2000                         4

         Consolidated Statement of Cash Flows --
            Three months ended March 31, 2001 and 2000                         5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9

                                     PART II

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    15

CONSOLIDATED BALANCE SHEET

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES

                                                                                MARCH 31,    December 31,
(Full Cost Method of Accounting)                                                  2001           2000
---------------------------------------------------------------------------------------------------------
(unaudited)                                                                       (US $ in thousands)

Assets

Current assets:
     Cash and short-term deposits                                              $  20,146      $   8,718
     Accounts receivable                                                          26,366         32,926
     Other                                                                           609            754
     Marketable securities                                                         3,383          3,913
---------------------------------------------------------------------------------------------------------
                                                                                  50,504         46,311
---------------------------------------------------------------------------------------------------------
Capital assets, at cost:
     Natural resource properties including exploration
         and development thereon                                                 749,272        710,102
     Other capital assets                                                          2,301          2,241
---------------------------------------------------------------------------------------------------------
                                                                                 751,573        712,343
     Less:  Accumulated depletion and amortization                               390,099        374,940
---------------------------------------------------------------------------------------------------------
                                                                                 361,474        337,403

Deferred income taxes                                                             10,801         11,746
---------------------------------------------------------------------------------------------------------
                                                                               $ 422,779      $ 395,460
=========================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued                                              $  46,604      $  36,349

Long-term debt                                                                    10,000         20,000

Abandonment cost accrual                                                          10,043          9,728

Deferred income taxes                                                             44,859         34,237

Shareholders' equity:
     Preferred shares of a subsidiary                                             63,403         63,403
     Common shares (Note 2)
         Authorized -- an unlimited number of --
             First preferred shares
             Second preferred shares
             Common shares
         Issued --
             16,034,477 common shares (December 31, 2000 - 16,100,827)           234,363        235,295
     Retained earnings (deficit)                                                  13,507         (3,552)
---------------------------------------------------------------------------------------------------------
                                                                                 311,273        295,146
---------------------------------------------------------------------------------------------------------
                                                                               $ 422,779      $ 395,460
=========================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (DEFICIT)

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES


                                                                                                Three months
                                                                                        -----------------------------
Period ended March 31,                                                                     2001             2000
---------------------------------------------------------------------------------------------------------------------
  (unaudited)                                       (US $ in thousands except number of shares and per share amounts)

Production revenue                                                                      $ 64,102        $  25,227
     Less:  royalties                                                                     12,169            4,453
---------------------------------------------------------------------------------------------------------------------
Production revenue, after royalties                                                       51,933           20,774
Interest and other revenue                                                                   446              450
---------------------------------------------------------------------------------------------------------------------
                                                                                          52,379           21,224
---------------------------------------------------------------------------------------------------------------------
Production costs                                                                           3,461            3,360
General and administrative                                                                 1,630            1,793
Interest                                                                                     258              178
Depletion and amortization                                                                15,474           10,517
Write-down of marketable securities                                                          530               --
---------------------------------------------------------------------------------------------------------------------
                                                                                          21,353           15,848
---------------------------------------------------------------------------------------------------------------------
Income before income taxes and dividends on preferred shares of a subsidiary              31,026            5,376

Income taxes (Note 3)
     Current                                                                                 314                3
     Deferred                                                                             11,567            2,033
---------------------------------------------------------------------------------------------------------------------
                                                                                          11,881            2,036
---------------------------------------------------------------------------------------------------------------------
Income before dividends on preferred shares of a subsidiary                               19,145            3,340
Dividends on preferred shares of a subsidiary                                              1,235            1,235
---------------------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                                    17,910            2,105
Deficit, beginning of period                                                              (3,552)         (29,404)
Cost of purchase of common shares in excess of stated capital                               (851)              --
---------------------------------------------------------------------------------------------------------------------
Retained earnings (deficit), end of period                                              $ 13,507        $ (27,299)
=====================================================================================================================
Net income per common share (Note 4)
     - Basic                                                                            $   1.11        $    0.13
=====================================================================================================================
     - Diluted                                                                          $   0.97        $    0.13
=====================================================================================================================
Weighted average number of common shares outstanding (in thousands):
     - Basic                                                                              16,063           16,224
=====================================================================================================================
     - Diluted                                                                            19,837           16,224
=====================================================================================================================


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES


                                                                                      Three months
                                                                             ------------------------------
Period ended March 31,                                                           2001            2000
-----------------------------------------------------------------------------------------------------------
  (unaudited)                                                                     (US $ in thousands)

Operating activities:
   Net income applicable to common shares                                    $  17,910        $   2,105
   Items not requiring a current cash outlay:
     Depletion and amortization                                                 15,474           10,517
     Write-down of marketable securities                                           530               --
     Deferred income taxes                                                      11,567            2,033
-----------------------------------------------------------------------------------------------------------
   Cash flow from operations                                                    45,481           14,655
     Change in non-cash working capital (Note 5)
     Accounts receivable                                                         6,560             (694)
     Other current assets                                                          145              101
     Accounts payable and accrued                                                  (45)          (2,595)
-----------------------------------------------------------------------------------------------------------
                                                                                52,141           11,467
-----------------------------------------------------------------------------------------------------------
Financing activities:
   Issue of common shares                                                          611               --
   Purchase of common shares for cancellation                                   (2,394)              --
   Decrease in long-term debt                                                  (10,000)              --
-----------------------------------------------------------------------------------------------------------
                                                                               (11,783)              --
-----------------------------------------------------------------------------------------------------------
Net cash flows from operating and financing activities                          40,358           11,467
-----------------------------------------------------------------------------------------------------------

Investing activities:
   Lease acquisition, exploration and development costs                        (39,170)         (19,436)
   Purchase of other capital assets                                                (60)             (24)
   Change in investing accounts payable and accrued                             10,300           (3,912)
-----------------------------------------------------------------------------------------------------------
                                                                               (28,930)         (23,372)
-----------------------------------------------------------------------------------------------------------
Change in cash and short-term deposits                                          11,428          (11,905)
Cash and short-term deposits, beginning of period                                8,718           19,368
-----------------------------------------------------------------------------------------------------------
Cash and short-term deposits, end of period                                  $  20,146        $   7,463
===========================================================================================================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHIEFTAIN INTERNATIONAL, INC. AND SUBSIDIARY COMPANIES*

March 31, 2001 and 2000

(unaudited)

1.   BASIS OF PRESENTATION:

     In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as at March 31, 2001 and December 31, 2000 and the results of operations for the three month periods ended March 31, 2001 and 2000 and cash flows for the three month periods ended March 31, 2001 and 2000. Certain information and notes normally included in our annual financial statements prepared in conformity with Canadian generally accepted accounting principles have been condensed or omitted for interim reporting. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make informed judgements and estimates. Actual results may differ from those estimates.

     The results of operations and cash flows for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     Material differences between Canadian and US accounting principles that affect Chieftain are referred to in Note 6, which describes the effects of such differences on earnings and balance sheet accounts.

2.   COMMON SHARES:

     (a) COMMON SHARES RESERVED

         At March 31, 2001, 1,355,382 (December 31, 2000 - 1,394,632) of the
         authorized but unissued common shares of the Company were reserved for issuance under the Share Option Plan. At March 31, 2001, 3,408,375 (December 31, 2000 - 3,408,375) common shares were reserved for issuance pursuant to the conversion provisions of the preferred shares of a subsidiary. See Note 2(b).

     (b) PREFERRED SHARES OF A SUBSIDIARY

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

--------
* Unless the context indicates another meaning, the terms "we", "us" and "our" refer to Chieftain International, Inc., a company organized under the laws of the Province of Alberta, Canada, and its subsidiaries.

3.   INCOME TAXES:

     The provision for income taxes differs from the amount of income tax determined by applying the Canadian statutory rate to pre-tax income before dividends paid on preferred shares of a subsidiary as a result of the following:

                                                                             Three months
                                                                      -------------------------
     Period ended March 31,                                             2001          2000
     ------------------------------------------------------------------------------------------
     (US$ in thousands)

     Tax at statutory Canadian rate of 43.62% (2000 -- 44.62%)
       (Combined Canadian Federal and provincial tax rate)            $ 13,534      $ 2,399
     Add (deduct) the effect of:
       Lower income tax rate on earnings of US subsidiaries             (2,482)        (463)
       Other                                                               829          100
     ------------------------------------------------------------------------------------------
     Tax at effective rate                                            $ 11,881      $ 2,036
     ------------------------------------------------------------------------------------------
     Effective tax rate                                                   38.3%        37.9%
     ------------------------------------------------------------------------------------------

4.   PER SHARE AMOUNTS:

     Basic net income per common share is calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted income per common share is calculated to give effect to share options and shares issuable on conversion of preferred shares.

                                                                       Three months
                                                                 ------------------------
     Period ended March 31,                                         2001         2000
     ------------------------------------------------------------------------------------
     (US$ in thousands)

     Net income applicable to common shares                      $ 17,910      $ 2,105
     Dividends paid on preferred shares of a subsidiary             1,235           --
     ------------------------------------------------------------------------------------
     Diluted net income                                          $ 19,145      $ 2,105
     ------------------------------------------------------------------------------------


                                                                             Three months
                                                                        ----------------------
     Period ended March 31,                                              2001         2000
     -----------------------------------------------------------------------------------------
     (in thousands)

     Basic weighted average number of common shares outstanding         16,063       16,224
     Effect of dilutive securities
          Exercise of share options                                        366           --
          Conversion of preferred shares                                 3,408           --
     -----------------------------------------------------------------------------------------
     Diluted weighted average number of common shares outstanding       19,837       16,224
     -----------------------------------------------------------------------------------------

5.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Net cash inflows from income taxes during the three months ended March 31, 2001 were $NIL (2000 -- $1,000). Cash outflows for interest on long-term debt during the three months ended March 31, 2001 were $326,000 (2000 -- $177,000).

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

     (b) EFFECT ON EARNINGS

         The effect on consolidated earnings of the differences between Canadian and US accounting principles is summarized as follows:

                                                                                            Three months
                                                                                       ---------------------
         Period ended March 31,                                                          2001        2000
         ---------------------------------------------------------------------------------------------------
         (US$ in thousands except per share amounts)

         Net income applicable to common shares, as reported                           $ 17,910   $  2,105
         Reduction in depletion expense                                                   2,739      2,648
         Increase in deferred tax provision                                                (941)      (962)
         ---------------------------------------------------------------------------------------------------
         Net income applicable to common shares under US accounting principles         $ 19,708   $  3,791
         ---------------------------------------------------------------------------------------------------
         Net income per common share under US accounting principles:
              - Basic                                                                  $   1.23   $   0.23
         ---------------------------------------------------------------------------------------------------
              - Diluted                                                                $   1.06   $   0.23
         ---------------------------------------------------------------------------------------------------
         Diluted number of common shares (thousands)                                     19,837     16,224
         ---------------------------------------------------------------------------------------------------

     (c) EFFECT ON BALANCE SHEET

         The effect on the Consolidated Balance Sheet of the differences between Canadian and US accounting principles is as follows:

         As at                                 MARCH 31, 2001            December 31, 2000
         ------------------------------------------------------------------------------------
         (US$ in thousands)                              UNDER US                   Under US
                                                        ACCOUNTING                 Accounting
                                          AS REPORTED   PRINCIPLES   As reported   Principles
                                          -----------   ----------   -----------    ---------
         Net capital assets                $ 361,474    $ 287,607     $ 337,403    $ 260,797
         Deferred tax -- asset             $  10,801    $  12,719     $  11,746    $  13,675
         Deferred tax -- liability         $  44,859    $  19,080     $  34,237    $   7,528
         Retained earnings (deficit)       $  13,507    $ (32,663)    $  (3,552)   $ (51,520)


         Additionally, for US reporting purposes, the preferred shares shown as shareholders' equity in these consolidated financial statements would be shown outside the equity section.

     (d) STOCK-BASED COMPENSATION

         We apply the intrinsic value method prescribed by APB Opinion 25 and related interpretations in accounting for share option transactions. Accordingly, no compensation costs have been recognized in the accounts. US accounting principles require disclosure of the impact on earnings and earnings per share of the value of options granted after 1994, calculated in accordance with FAS 123.

         Such impact would approximate the following pro forma amounts:


                                                                 Three months
                                                            --------------------
         Period ended March 31,                                2001        2000
         -----------------------------------------------------------------------
         (US$ in thousands except per share amounts)

         Compensation costs, net of tax                     $    358     $   350
         Net income applicable to common shares
              - as reported                                 $ 19,708     $ 3,791
              - pro forma                                   $ 19,350     $ 3,441
         Net income per common share
              Basic
                  - as reported                             $   1.23     $  0.23
                  - pro forma                               $   1.21     $  0.21
              Diluted
                  - as reported                             $   1.06     $  0.23
                  - pro forma                               $   1.04     $  0.21


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

Our financial statements and information are reported in US dollars and are prepared based upon Canadian generally accepted accounting principles. Substantially all of our revenues and a significant portion of our operating expenses are realized or incurred in US dollars. For a discussion of the effect of differences in generally accepted accounting principles in Canada and the US on our financial statements, see Note 12 to our 2000 consolidated financial statements and Note 6 to our accompanying unaudited consolidated financial statements.

                                    OVERVIEW

Production in the first quarter of 2001 averaged a record 127.0 mmcfe per day (104.1 mmcfe per day after royalties), a 19% increase from the fourth quarter of 2000 and a 28% increase from the first quarter of 2000.

Strong natural gas and oil prices contributed to our record first three months revenues of $64.5 million ($52.4 million after royalties), net income applicable to common shares of $17.9 million and cash flow from operations of $45.5 million.

Capital expenditures during the quarter were $39.2 million, of which $9.6 million was for capital field development. We participated in high bids for 17 offshore blocks, 12 as operator, at the Federal US Central Gulf of Mexico Lease Sale held on March 28, 2001.

           FIRST THREE MONTHS 2001 COMPARED TO FIRST THREE MONTHS 2000

PRODUCTION


     PRODUCTION SUMMARY                                   Before royalties    After royalties
                                                          ----------------    ---------------
     Three months ended March 31,                          2001       2000     2001      2000
     ----------------------------------------------------------------------------------------
     Natural gas (mmcf per day)
          US                                                99.2      66.1     79.7      52.9
          UK                                                 6.1       8.5      6.1       8.5
     ----------------------------------------------------------------------------------------
          Total                                            105.3      74.6     85.8      61.4
     ========================================================================================
     Oil and ngls (barrels per day)                        3,617     4,154    3,043     3,494
     ========================================================================================
     Total natural gas equivalent (mmcfe per day)          127.0      99.5    104.1      82.4
     ========================================================================================
     Total equivalent (bcfe)                                11.4       9.1      9.4       7.5
     ========================================================================================

On an energy equivalent basis our average production rate for the first three months of 2001 increased 28% to 127.0 mmcfe per day (104.1 mmcfe per day after royalties) from 99.5 mmcfe per day (82.4 mmcfe per day after royalties) for the corresponding period in 2000. Natural gas comprised 83% (82% after royalties) of our production for the first three months of 2001, compared to 75% (before and after royalties) in the corresponding period in 2000. For the first three months of 2001, our natural gas production increased 40% to 9.5 bcf (7.7 bcf after royalties) compared to 6.8 bcf (5.6 bcf after royalties) for the corresponding period in 2000. Oil and natural gas liquids production for the same period decreased 14% to 326 mbbls (274 mbbls after royalties) compared to 378 mbbls (318 mbbls after royalties) for the corresponding period in 2000.

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

Ninety-four percent of our natural gas production for the first three months of 2001 came from the US Gulf of Mexico region compared to 88% in the corresponding period in 2000. Our interests in this region accounted for 54% of our oil and ngls production compared to 46% in the 2000 period. Substantially all of the remainder of our oil and ngls production was from our interests in the Aneth and Ratherford Units in southeast Utah.

NATURAL GAS AND OIL MARKETING

NATURAL GAS. Natural gas prices averaged $5.83 per mcf for the first three months of 2001 compared to $2.38 per mcf for the corresponding period in 2000. For the first three months of 2001, we received average natural gas prices of $5.98 per mcf in the US and $3.40 per mcf in the UK compared to $2.51 and $1.35, respectively, for the corresponding period in 2000. We believe that these prices, in both markets, reflect continuing tight supply-demand equations. The Energy Information Administration ("EIA") of the U.S. Department of Energy has forecast that US natural gas demand will increase 1.9% and that domestic natural gas production will increase 2.7% in the current year.

As at March 31, 2001, we had entered into second and third quarter natural gas forward sales for the physical delivery of volumes totaling approximately 22.6 mmcf per day at an average price of $4.83 per mcf, net of transportation.

OIL AND NGLS. Oil and natural gas liquids prices averaged $27.22 per barrel for the first three months of 2001 compared to $24.06 per barrel in the 2000 period. Oil prices in both periods benefited from supply constrictions arising from the Organization of Petroleum Exporting Countries' ("OPEC") production quotas.

REVENUE

PRODUCTION REVENUE. For the first three months of 2001, a 145% increase in natural gas prices and a 13% increase in oil prices were complemented by a 28% increase in equivalent production volumes. Higher prices and production volumes resulted in production revenues for the first three months of 2001 increasing 154% or $38.9 million to $64.1 million or $51.9 million after royalties from the corresponding period in 2000.


     NET REVENUE
     Three months ended March 31,                       2001        2000
     ----------------------------------------------------------------------
     (in thousands)

     Natural gas, after royalties                    $ 44,496   $ 13,119
     Oil and ngls, after royalties                      7,437      7,655
     ----------------------------------------------------------------------
     Production revenue, after royalties               51,933     20,774
     Interest and other revenue                           446        450
     ----------------------------------------------------------------------
     Total net revenue                               $ 52,379   $ 21,224
     ======================================================================



     PRICE/VOLUME VARIANCES, AFTER                          Natural gas
     ROYALTIES                                     -----------------------------      Oil and
     Three months ended March 31,                      US        UK       Total         ngls      Total
     -----------------------------------------------------------------------------------------------------
     (in thousands)

     2000 production revenue, after royalties      $ 12,072   $ 1,047   $ 13,119     $  7,655   $ 20,774
     -----------------------------------------------------------------------------------------------------
          Price variance                             24,658     1,124     25,782          850     26,632
          Volume variance                             5,900      (305)     5,595       (1,068)     4,527
     -----------------------------------------------------------------------------------------------------
     2001 production revenue, after royalties      $ 42,630   $ 1,866   $ 44,496     $  7,437   $ 51,933
     =====================================================================================================


ROYALTIES. As expected, our composite royalty rate increased on a period over period basis due to the UK production, which carries no royalty obligations, having a lesser significance in our production mix.

Our US Gulf of Mexico properties in federal waters generally carry a fixed one-sixth (16-2/3%) royalty rate. Some of these offshore properties carry overriding royalties ranging from 1.1% to 10%.

WE PAY NO OVERRIDING ROYALTIES TO MANAGEMENT OR STAFF.

                                                                   Page 11 of 15

     ROYALTIES
     Three months ended March 31,                              2001       2000
     ---------------------------------------------------------------------------
     (in thousands except per unit amounts and percentages)

     Natural gas                                            $ 10,743   $ 3,052
     Oil and ngls                                              1,426     1,401
     ---------------------------------------------------------------------------
     Total                                                  $ 12,169   $ 4,453
     ===========================================================================
     Royalties per mcfe                                       $ 1.06    $ 0.49
     Composite royalty rate                                     19.0%     17.7%

EXPENSES

PRODUCTION COSTS. Our aggregate production costs for the first three months of 2001 increased 3% compared to the corresponding period in 2000. On a per unit basis production costs decreased as a result of the increased proportion of our production from the Gulf of Mexico region, which has lower per unit production costs than our interests in the Aneth and Ratherford Units in Utah. Also contributing to the decrease in per unit production costs is the increased proportion of our production which is natural gas, which generally has lower production costs than oil and ngls. Production taxes, which increased 34% on a per unit basis, are levied primarily on Utah oil production, the amount of such taxes being dependent upon prices of natural gas and oil.

     PRODUCTION COSTS
     Three months ended March 31,                            2001       2000
     ---------------------------------------------------------------------------
     (in thousands except per unit amounts)

     Lifting costs                                           $ 2,714   $ 2,917
     Production taxes                                            747       443
     ---------------------------------------------------------------------------
     Production costs                                        $ 3,461   $ 3,360
     ===========================================================================
     Production costs ($ per mcfe)
          Before royalty volumes                              $ 0.30    $ 0.37
          After royalty volumes                               $ 0.37    $ 0.45


GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses for the first three months of 2001 decreased 9% from the corresponding period in 2000. This decrease is primarily the result of performance-based compensation costs which were lower during the first quarter of 2001 than during the corresponding 2000 period.

     GENERAL AND ADMINISTRATIVE
     Three months ended March 31,                             2001        2000
     ---------------------------------------------------------------------------
     (in thousands except per unit amounts and percentages

     Gross general and administrative expenses            $  3,255    $  3,553
     Capitalized expenses                                   (1,625)     (1,760)
     ---------------------------------------------------------------------------
     General and administrative expenses                  $  1,630    $  1,793
     ===========================================================================
     General and administrative expenses ($ per mcfe)
          Before royalty volumes                            $ 0.14      $ 0.20
          After royalty volumes                             $ 0.17      $ 0.24
     Capitalization ratio                                       50%         50%


INTEREST EXPENSE. Our interest expense for the first three months of 2001 increased compared to the corresponding 2000 period due to increased credit facility utilization. Our weighted average debt outstanding for the three months ended March 31, 2001 was $15.1 million compared to $10.0 million for the corresponding period in 2000. The effective interest rate on our outstanding debt for the three months ended March 31, 2001 was 6.82% compared to 7.00% for the corresponding period in 2000. The weighted-average interest rate on our debt at March 31, 2001 was 6.09%.

DEPLETION AND AMORTIZATION. Our depletion and amortization expense for the first three months of 2001 increased 47% from the corresponding period in 2000 as a result of a 28% increase in our production and the previously expected increase in our average depletion rate, 16%, to $1.35 per mcfe ($1.65 per mcfe after royalties).

NET INCOME APPLICABLE TO COMMON SHARES

After provision of $1.2 million for dividends on preferred shares of a subsidiary in both periods, net income applicable to common shares for the first three months of 2001 was $17.9 million, an improvement of $15.8 million compared to the year earlier period. The most significant factors responsible for the improvement were the increased production volumes and the improvement in natural gas prices in the current year.

                              CAPITAL EXPENDITURES

Our capital expenditures during the first three months of 2001 totaled $39.2 million compared to $19.5 million for the corresponding period in 2000.

     CAPITAL EXPENDITURES SUMMARY
     Three months ended March 31,                           2001        2000
     ---------------------------------------------------------------------------
     (in thousands)

     Property acquisition costs:
          US                                              $    812   $  1,435
          UK                                                    17         22
     ---------------------------------------------------------------------------
                                                               829      1,457
     ---------------------------------------------------------------------------
     Exploration costs:
          US                                                27,034     10,295
          UK                                                     5         (7)
     ---------------------------------------------------------------------------
                                                            27,039     10,288
     ---------------------------------------------------------------------------
     Development costs:
          US                                                11,302      7,689
          UK                                                    --          2
     ---------------------------------------------------------------------------
                                                            11,302      7,691
     ---------------------------------------------------------------------------
                                                          $ 39,170   $ 19,436
     ---------------------------------------------------------------------------


LEASE AND LAND HOLDINGS. At the March 28, 2001 Federal US Gulf of Mexico Lease Sale, Chieftain and its partners submitted high bids for 17 offshore lease blocks, 14 on the Continental Shelf and 3 in the deep water. The lease blocks cover 87,000 gross (62,000 net) acres and Chieftain is designated operator of 12 of the blocks. Subject to US Minerals Management Service acceptance of these bids Chieftain's cost will be $6.3 million.

DRILLING RESULTS. For the first three months of 2001, our exploratory drilling success rate in the US Gulf of Mexico region was 60%, unchanged from the corresponding period in 2000. No development wells were drilled in either period.

     DRILLING RESULTS (wells)
     Three months ended March 31,                      2001             2000
                                                   -------------    ------------
                                                   GROSS   NET      Gross   Net
     ---------------------------------------------------------------------------
     US - Gulf of Mexico region
          Successful                                 3      1.10      3     1.10
          Dry                                        2      1.67      2     0.65
     ---------------------------------------------------------------------------
                                                     5      2.77      5     1.75
     ---------------------------------------------------------------------------


In addition to the wells described above, at March 31, 2001 we had interests in 2 (0.87 net) wells which were drilling compared to 6 (1.71 net) at March 31, 2000.

CAPITAL FIELD DEVELOPMENT ACTIVITY. During the first quarter of 2001, design, construction and/or installation of production facilities and pipelines totaled $9.6 million and were conducted at East Cameron 83, Eugene Island 189, High Island A-467, High Island A-510/A-531, South Timbalier 250, West Cameron 300 and West Cameron 370.

                         CAPITAL RESOURCES AND LIQUIDITY

Our primary sources of funds are operations and financing activities. Our primary cash outflows are for exploration and development activities.

Cash flow from operations, a frequently used measure of performance for exploration and production companies, is derived by adjusting net income attributable to common shares to eliminate the effects of depletion and amortization, write-down of marketable securities and deferred income taxes. We generated cash flow from operations of $45.5 million during the first three months of 2001 compared to $14.7 million for the corresponding period in 2000. The variance is primarily a function of increased production and commodity prices in the first three months of 2001.

     NETBACK ANALYSIS                                  Before royalties        After royalties
                                                      -------------------    -------------------
     Three months ended March 31,                        2001       2000        2001       2000
     -------------------------------------------------------------------------------------------
     ($ per mcfe)
     Gross production revenue                         $  5.61    $  2.78
          Royalties                                     (1.06)     (0.49)
     -------------------------------------------------------------------------------------------
     Production revenue, after royalties                 4.55       2.29     $  5.54    $  2.77
          Production costs                              (0.30)     (0.37)      (0.37)     (0.45)
     -------------------------------------------------------------------------------------------
     Gross margin                                        4.25       1.92        5.17       2.32
          General and administrative expenses           (0.14)     (0.20)      (0.17)     (0.24)
     -------------------------------------------------------------------------------------------
     Gross profit                                        4.11       1.72        5.00       2.08
          Interest and other                            (0.02)      0.04       (0.01)      0.03
          Preferred share dividends                     (0.11)     (0.14)      (0.13)     (0.16)
     -------------------------------------------------------------------------------------------
     Cash flow from operations                        $  3.98    $  1.62    $   4.86    $  1.95
     ===========================================================================================
     Total production volume (bcfe)                     11.4        9.1         9.4        7.5
     ===========================================================================================


In 1997, a third party sold its interests in producing properties that we currently operate and since that time neither the vendor nor the purchaser has reimbursed us on a timely basis for expenditures made by us, as operator, for their account. In 1999 we commenced an action in the Louisiana courts against both the vendor and the purchaser to recover the amounts currently owing to us, approximately $4.7 million, plus interest and costs. There have been no material developments in respect of this matter since December 31, 2000.

Financing activities during the first three months of 2001 used $11.8 million of cash, the net result of:

o    the repayment of $10 million of our revolving bank credit facility;

o    the exercise of employee stock options for $0.6 million; and

o the purchase for cancellation of 101,300 common shares at the cost of $2.4 million under a share repurchase program, announced August 11, 2000; such purchases were suspended on March 8, 2001.

We engaged in no financing activities during the first three months of 2000.

Cash used in investing activities increased 102% to $39.2 million for the first three months of 2001 from $19.4 million for the corresponding period in 2000.

     COMPOSITION OF NATURAL RESOURCE INVESTING ACTIVITIES
     Three months ended March 31,                           2001       2000
     --------------------------------------------------------------------------
     (in thousands)

     Leasehold and seismic                               $  1,163   $  2,310
     Exploratory drilling                                  26,706      9,435
     Development drilling                                   1,668      2,202
     Capital field development                              9,633      5,489
     --------------------------------------------------------------------------
     Total                                               $ 39,170   $ 19,436
     ==========================================================================


Our March 31, 2001 cash balance of $20.1 million was up $12.7 million from the balance at March 31, 2000. At March 31, 2001, $10 million was outstanding on our unsecured revolving bank credit facility of $70 million. The weighted-average interest rate for our borrowings during the first three months was 6.82%.

                                     OUTLOOK

Increased levels of drilling and development activity during the past year brought our first quarter production to 127 mmcfe per day. Our 2001 capital expenditure program, substantially all in the Gulf of Mexico region, will include the drilling of approximately 36 wells and the start up of production from 10 natural gas and oil fields. During the second quarter of 2001, drilling is expected to commence on approximately 9-12 wells and production is forecast to commence at 6 new fields.

Our estimated 2001 capital expenditure budget remains at $105 million. We expect to fund these capital expenditures from operating cash flow. Capital expenditures can vary significantly as a result of exploration success, availability of equipment and services and opportunities. As an active explorer of internally generated natural gas and oil prospects, we are in a strong position to compete in the current environment.

On March 8, 2001, our Board of Directors announced that it had authorized CIBC World Markets, Inc., our financial adviser, to examine strategic alternatives to enhance shareholder value, including a possible merger or sale of the Company. As part of this process, data rooms have been opened in Dallas and Edmonton.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of the security holders of the Company during the first quarter of 2001.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Chieftain International, Inc.
              (Registrant)


         /s/ STANLEY A. MILNER
         -----------------------------------

         Stanley A. Milner, A.O.E., LL.D.
         President and Chief Executive Officer
         Principal Executive and Financial Officer

         Dated:  April 30, 2001