Form 10-K/A
period 2000-12-31
CHIEFTAIN INTERNATIONAL INC
filed 2001-05-07
CIK 846871

                                   FORM 10K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission File number 1-10216:

                          CHIEFTAIN INTERNATIONAL, INC.

               (Exact name of registrant as specified in charter)

           ALBERTA, CANADA                                  NONE
--------------------------------------     -----------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


  1201 TD Tower, 10088 - 102 Avenue,
       Edmonton, Alberta, Canada                         T5J  2Z1
--------------------------------------     -----------------------------------

Registrants telephone number, including area code:   (780) 425-1950

                                 AMENDMENT NO. 1


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its annual report on Form 10K for the year ended December 31, 2000 as set forth in the page attached hereto:

     PART II, ITEM 5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS
     Price History for March 1 to March 14, 2001 is corrected to read American Stock Exchange (US Dollars) High 29.65, Low 22.00 and Toronto Stock Exchange (Cdn. Dollars) High 45.50, Low 34.20

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CHIEFTAIN INTERNATIONAL, INC.
                                           -----------------------------
                                           (Registrant)




                                           /s/ S. A. Milner
                                           -------------------------------------
                                           S. A. Milner
                                           President and Chief Executive Officer
                                           and Principal Financial Officer


Date: May 4, 2001

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

                            Price History of Chieftain International, Inc. Common Shares
                            ------------------------------------------------------------
                             American Stock Exchange            Toronto Stock Exchange
                                    (US dollars)                    (Cdn. dollars)
                            --------------------------         -------------------------
                               High             Low              High             Low
                            ----------       ---------         ---------        --------
1999
   First quarter             $   15.50       $    9.56         $   24.00        $  14.50
   Second quarter                18.63           12.25             26.95           19.25
   Third quarter                 22.75           17.44             34.00           25.90
   Fourth quarter                20.38           14.06             30.25           21.00
2000
   First quarter                 20.38           13.38             27.85           19.50
   Second quarter                22.25           17.63             33.20           25.45
   Third quarter                 22.50           15.88             33.50           23.60
   Fourth quarter                27.75           19.31             41.90           29.20


2001
   January                       27.75           22.25             41.50           33.45
   February                      25.16           22.02             38.90           34.00
   March 1 to March 14           29.65           22.00             45.50           34.20

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